Form 10-Q
period 2004-11-28
UNITED AGRI PRODUCTS INC
filed 2005-01-13
CIK 1274762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 333-111710

United Agri Products, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0621017
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7251 W. 4th Street, Greeley, Colorado	80634
(Address of Principal Executive Offices)	(Zip Code)

(970) 356-4400

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class	Outstanding at January 10, 2005
Common Stock, par value $1.00 per share	1,000 shares

		Page

Report of Independent Registered Public Accounting Firm		3

PART I.	FINANCIAL INFORMATION	4

ITEM 1.	FINANCIAL STATEMENTS	4

	Unaudited Condensed Consolidated Balance Sheets as of November 28, 2004 (Successor) and February 22, 2004 (Successor) and Unaudited Condensed Combined Balance Sheet as of November 23, 2003 (Predecessor)	4

	Unaudited Condensed Consolidated Statements of Earnings for the Thirteen and Forty Week Periods ended November 28, 2004 (Successor) and Unaudited Condensed Combined Statements of Earnings for the Thirteen and Thirty-Nine Week Periods ended November 23, 2003 (Predecessor)	5

	Unaudited Condensed Consolidated Statement of Cash Flows for the Forty Week Period ended November 28, 2004 (Successor) and Unaudited Condensed Combined Statement of Cash Flows for the Thirty-Nine Week Period ended November 23, 2003 (Predecessor)	6

	Unaudited Condensed Consolidated Statement of Stockholder’s Equity for the Forty Week Period ended November 28, 2004 (Successor)	7

	Notes to Condensed Consolidated and Combined Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II.	OTHER INFORMATION	38

ITEM 1.	LEGAL PROCEEDINGS	38

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	38

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38

ITEM 5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	38

SIGNATURES		39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholder and Board of Directors

United Agri Products, Inc.

We have reviewed the accompanying consolidated balance sheet of United Agri Products, Inc. (“Successor”) (the “Company”) as of November 28, 2004 and the related consolidated statements of earnings for the thirteen-week and forty-week periods ended November 28, 2004, and of stockholder’s equity and of cash flows for the forty-week period ended November 28, 2004. We have also reviewed the accompanying combined balance sheet of ConAgra Agricultural Products Business (a division of ConAgra Foods, Inc.) (“Predecessor”) as of November 23, 2003 and the related combined statements of earnings for the thirteen-week and thirty-nine week periods ended November 23, 2003, and of cash flows for the thirty-nine week period ended November 23, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (Unites States), the consolidated balance sheet of United Agri Products, Inc. as of February 22, 2004, and the related consolidated statements of earnings, stockholder’s equity and cash flows for the thirteen weeks ended February 22, 2004 (not presented herein); and in our report dated May 13, 2004 (November 17, 2004 as to Note 12), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 22, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

January 10, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(dollars in thousands)

(unaudited)

	Consolidated United Agri Products, Inc.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	November 28, 2004	February 22, 2004	November 23, 2003
	(Successor)	(Successor)	(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$—	$171,985	$—
Receivables, less allowance for doubtful accounts of $20,003, $27,328 and $45,918	531,171	170,769	487,095
Inventories	490,649	641,009	475,049
Deferred income taxes	27,228	2,681	21,912
Other current assets	43,672	80,653	16,389
Current assets from discontinued operations	—	—	5,456

Total current assets	1,092,720	1,067,097	1,005,901
Property, plant and equipment	100,681	100,207	220,095
Less accumulated depreciation	(12,209)	(3,093)	(122,676)

Property, plant and equipment, net	88,472	97,114	97,419
Goodwill	27,873	43,465	5,074
Intangible assets, net	29,527	7,077	5,116
Deferred income taxes	—	18,293	2,323
Debt issue costs, net	19,198	20,074	—
Investment in nonconsolidated affiliates	4,301	3,958	2,204
Other assets	653	1,968	3,573
Long lived assets from discontinued operations	—	—	2,628

Total assets	$1,262,744	$1,259,046	$1,124,238

LIABILITIES AND STOCKHOLDER’S NET INVESTMENT AND ADVANCES/STOCKHOLDER’S EQUITY
Current liabilities:
Checks not yet presented	$10,078	$—	$11,632
Short-term debt	211,556	—	—
Due to parent	3,810	—	—
Accounts payable	529,602	689,455	355,935
Other accrued liabilities	99,976	144,509	103,119
Income taxes payable	4,146	—	—
Deferred income taxes	46	9,117	—
Current liabilities from discontinued operations	—	—	1,367

Total current liabilities	859,214	843,081	472,053
Long-term debt	225,000	225,000	—
Other non-current liabilities	250	96	186
Deferred income taxes	17,602	83	—
Commitments and Contingencies (note 7)
Stockholder’s net investments and advances/stockholder’s equity:

Common stock, $1.00 par value, 100,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	1	—
Additional paid-in capital	175,842	179,999	—
Retained earnings (deficit)	(19,836)	10,791	—
Accumulated other comprehensive income (loss)	4,671	(5)	—
Stockholder’s net investment and advances	—	—	651,999

Total stockholder’s net investment and advances/stockholder’s equity	160,678	190,786	651,999

Total liabilities and stockholder’s net investment and advances/stockholder’s equity	$1,262,744	$1,259,046	$1,124,238

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EARNINGS

(dollars in thousands except earnings per share amounts)

(unaudited)

	Consolidated United Agri Products, Inc.	Combined Predecessor Entity - ConAgra Agricultural Products Business	Consolidated United Agri Products, Inc.	Combined Predecessor Entity - ConAgra Agricultural Products Business
	Thirteen Weeks Ended November 28, 2004	Thirteen Weeks Ended November 23, 2003	Forty Weeks Ended November 28, 2004	Thirty-Nine Weeks Ended November 23, 2003
Net sales	$267,157	$293,822	$2,229,627	$2,224,107
Costs and expenses:
Cost of goods sold	250,669	269,612	1,970,383	1,938,010

Gross profit	16,488	24,210	259,244	286,097

Selling, general and administrative expenses	53,917	54,587	207,036	208,670
Third party interest expense	7,674	403	18,127	704
(Gain) loss on sale of assets	642	(10,522)	(623)	(10,522)
Other income, net	(1,282)	—	(6,406)	—
Corporate allocations:
Selling, general and administrative expenses	—	2,864	—	8,983
Finance charges	—	3,948	—	12,209

Income (loss) from continuing operations before income taxes	(44,463)	(27,070)	41,110	66,053
Income tax expense	(17,311)	(10,273)	15,894	25,068

Income (loss) from continuing operations	(27,152)	(16,797)	25,216	40,985
Loss from discontinued operations, net of tax	—	(1,681)	—	(4,708)

Net income	$(27,152)	$(18,478)	$25,216	$36,277

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Consolidated United Agri Products, Inc.	Combined Predecessor Entity - ConAgra Agricultural Products Business
	Forty Weeks Ended November 28, 2004	Thirty-Nine Weeks Ended November 23, 2003
Operations
Net income	$25,216	$36,277
Loss from discontinued operations	—	(4,708)

Income from continuing operations	25,216	40,985
Depreciation	9,541	9,845
Amortization	1,785	1,540
Gain on sale of fixed assets	(623)	(10,522)
Other non-cash items	—	8,645
Change in operating assets and liabilities	(309,519)	(155,067)

Net cash from operations	(273,600)	(104,574)

Investing
Post-closing settlement to ConAgra Foods, Inc.	(58,236)	—
Additions to property, plant and equipment	(9,362)	(8,350)
Proceeds from sales of assets	3,246	15,057
Investment in affiliates	(343)	(154)
Other investing activity	—	(41)

Net cash from investing	(64,695)	6,512

Financing
Checks not yet presented	10,078	11,632
Net borrowings of short-term debt	211,556	—
Common stock dividend	(60,000)	—
Net investment and advances	—	57,871

Net cash from financing	161,634	69,503

Net change in cash and equivalents	(176,661)	(28,559)
Net effect of exchange rates on cash and equivalents	4,676	—
Cash and cash equivalents at beginning of period (February 22, 2004 and February 23, 2003)	171,985	28,559

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

(dollars in thousands)

(unaudited)

Forty weeks ended November 28, 2004	Class A Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at February 22, 2004	$1	$179,999	$10,791	$(5)	$190,786
Comprehensive income
Net Income	—	—	25,216	—	25,216
Foreign Currency translation adjustment	—	—	—	4,676	4,676
Dividends	—	(4,157)	(55,843)	—	(60,000)

Balance at November 28, 2004	$1	$175,842	$(19,836)	$4,671	$160,678

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

1.	Basis of Presentation and Accounting Policies

Basis of presentation—The Acquisition (as defined below) has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accounting principles generally accepted in the United States of America require United Agri Products, Inc.’s (the “Company”) operating results prior to the Acquisition to be reported as the results of the “Predecessor” for periods prior to November 24, 2003 in the historical financial statements. The Company’s operating results subsequent to the Acquisition are presented as the “Successor” in the historical financial statements. The Successor’s financial results are presented as of and for the thirteen and forty week periods ended November 28, 2004 and as of February 22, 2004. The Predecessor’s financial results are presented as of and for the thirteen and thirty-nine week periods ended November 23, 2003.

The unaudited condensed consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries and reflect all adjustments (all of which are normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in Amendment No. 1 to the Company’s Registration Statement on Form S-4, as the same may be amended from time to time (File No. 333-111710) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2004. The Company is a wholly-owned subsidiary of UAP Holding Corp. (“UAP Holdings”). All intercompany balances and transactions have been eliminated. The Company’s results for the thirteen weeks and forty weeks ended November 28, 2004 are not necessarily indicative of what the Company’s results will be for other interim periods or for the full fiscal year. Certain amounts in prior fiscal periods have been reclassified for comparative purposes.

Seasonality—The Company’s and the Company’s customers’ businesses are seasonal, based upon the planting, growing and harvesting cycles. During fiscal 2003 and 2004, at least 75% of the Company’s net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, the Company experiences significant fluctuations in its revenues, income and net working capital levels and in the amount of borrowings under its revolving credit facility.

Use of Estimates—Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets, liabilities, revenue and expenses as reflected in the financial statements. Actual results could differ from estimates.

Inventories—Inventories consist primarily of chemicals, fertilizers and seed. The Company uses the lower of cost, determined using the first-in, first-out (FIFO) and average cost methods, or market, to value its inventory. As of November 28, 2004, approximately 11.6% of the inventory is reported on an average cost basis. Inventory produced through our formulation facility is valued in accordance with the standard cost method of inventory valuation. Transfers between operating units are at cost.

Vendor Rebates—Receivables include vendor rebates, which represent amounts due from suppliers on crop protection, seed and fertilizer products and are accrued when earned, which is typically at the time of the sale of the related product. Periodically, the Company revisits the methodology to estimate monthly rebates to incorporate the most detailed information available.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

Long Lived Assets and Intangible Assets—Property, plant and equipment are carried at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Land improvements	1 – 40 years
Buildings	15 – 40 years
Machinery and equipment	3 – 20 years
Furniture, fixtures, office equipment and other	5 – 15 years

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of an asset “held-for-use” is determined by comparing the carrying amount of the asset to the undiscounted net cash flows expected to be generated from the use of the asset. If the carrying amount is greater than the undiscounted net cash flows expected to be generated by the asset, the asset’s carrying amount is reduced to its fair market value. An asset “held-for-sale” is reported at the lower of the carrying amount or fair market value, less cost to sell.

Income Taxes—The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. Prior to the Acquisition, income taxes were paid by ConAgra Foods, Inc. (“ConAgra Foods”) on a consolidated level, because the Company was included in the consolidated tax returns of ConAgra Foods. The Company files a consolidated tax return with UAP Holdings for United States federal income taxes and certain state income taxes. As of February 22, 2004, UAP Holdings had a net operating loss of $37.7 million, which will be utilized on a consolidated basis through fiscal 2006. The amount attributable to the Company is $36.6 million.

Fair Values of Financial Instruments—Unless otherwise specified, the Company believes the carrying amount of financial instruments approximates their fair value.

Revenue Recognition—Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances and product returns.

Stock Split—On November 17, 2004, UAP Holdings’ board of directors approved a stock split of approximately 39.085-for-1 of UAP Holdings’ common stock in connection with UAP Holdings’ initial public offering of its common stock. All share, per share and conversion amounts related to UAP Holdings’ common stock and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

Dividends—On October 4, 2004, the Company paid a special dividend to UAP Holdings of $60.0 million. On such date, the Company had available retained earnings of $55.8 million.

Stock-Based Compensation—Predecessor Stock Plan—ConAgra Foods accounted for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Accordingly, no stock-based compensation expense is reflected in net income, as options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which became effective for fiscal years ending after

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

December 15, 2002. SFAS No. 148 requires certain pro forma information regarding net income and earnings per share to be calculated based on the assumption that UAP Holdings recognized expenses for its employee stock options using the fair value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the thirty-nine weeks ended November 23, 2003: risk-free interest rate of 4.30%; a dividend yield of 3.9%; expected volatility of 30.0%; and an expected option life of six years. The weighted average fair value of options granted for the thirty-nine weeks ended November 23, 2003 was $5.88 for ConAgra stock. Pro forma net income for the thirty-nine weeks ended November 23, 2003 after deducting stock-based employee compensation expense was as follows:

Thirty-Nine Weeks Ended November 23, 2003
Net income, as reported	$36,277
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(434)

Pro forma net income	$35,843

Stock-Based Compensation—Successor Stock Plan—Certain of the Company’s employees participate in UAP Holdings’ stock option plans. UAP Holdings accounted for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based compensation expense is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Stock-Based Compensation—Deferred Compensation Plan—Certain members of management participate in UAP Holdings’ 2003 and 2004 Deferred Compensation Plans. Such plans have allowed the participants to purchase shares of UAP Holdings’ common stock at a price equal to approximately $2.56 per share, which is the fair value of the stock on the date of the Acquisition. Each participant’s equity is held in a rabbi trust and is accounted for in accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with the provisions of the rabbi trust, the rabbi trust can only hold investments in UAP Holdings’ common stock and all participants’ accounts must be settled in UAP Holdings’ common stock; accordingly, UAP Holdings’ common stock held in the rabbi trust is accounted for as a component of equity. Changes in the fair value in UAP Holdings’ common stock are not accounted for. After giving affect to the initial public offering of UAP Holdings’ common stock, the rabbi trust held 1,883,466 and 2,169,229 shares of UAP Holdings’ common stock as of November 28, 2004 and February 22, 2004, respectively.

Comprehensive Income—Comprehensive income consists of net income and foreign currency translation adjustments. The translation of foreign currency into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The gains or losses resulting from translation are included in stockholders’ equity. Exchange adjustments resulting from foreign currency transactions are generally recognized in earnings. For the forty weeks ended November 28, 2004, the gain on foreign currency was $4.7 million. The Company deems its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

There are no reclassification adjustments to be reported in the periods presented. Total comprehensive income for the forty weeks ended November 28, 2004 and the thirty-nine weeks ended November 23, 2003 was as follows:

	United Agri Products, Inc. Forty Weeks Ended November 28, 2004	ConAgra Agricultural Products Business Thirty-Nine Weeks Ended November 23, 2003
Net income	$25,216	$36,277
Currency translation adjustment	4,676	—

Total comprehensive income	$29,892	$36,277

Recently Issued Accounting Pronouncements—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the third quarter of fiscal 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

2.	Description of Business and Transactions

On November 24, 2003, pursuant to a stock purchase agreement among the Company, UAP Holdings and ConAgra Foods, UAP Holdings acquired the Company and certain of its subsidiaries from ConAgra Foods in a merger and related transactions (the “Acquisition”).

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

During the third quarter of fiscal 2005, the Company finalized the Acquisition purchase price allocation with the assistance of a third-party valuation of certain intangible assets. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at November 24, 2003:

November 23, 2003
Accounts receivable, net	$487,095
Inventory	483,418
Property and equipment	91,337
Current and other assets	19,483
Deferred tax asset	14,272
Goodwill	13,291
Other intangibles	30,466

Total assets acquired	1,139,362

Current liabilities	467,051

Total liabilities assumed	467,051

Net assets acquired	$672,311

The Company has allocated the excess of the Acquisition cost over the fair value of the assets acquired and liabilities assumed to goodwill, trade names and other finite lived intangible assets. The amount of other finite and indefinite lived intangible assets recognized in the Acquisition were $30.5 million. The finite lived intangible assets, including trade names and customer lists, are being amortized over three to ten years based on the estimated remaining useful lives of the intangible assets. Amortization expense associated with intangibles for the Company was $1.1 million for the forty weeks ended November 28, 2004. An additional $14.6 million in costs associated with the Acquisition were allocated to goodwill.

3.	Identifiable Intangible Assets

Identifiable intangible assets are as follows:

	November 28, 2004		February 22, 2004		November 23, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Non-amortizing intangible assets	$16,607	$—	$4,845	$—	$420	$—
Amortizing intangible assets	14,410	1,490	2,350	118	11,647	6,951

Total	$31,017	$1,490	$7,195	$118	$12,067	$6,951

Non-amortizing assets consist primarily of trademarks, trade names, patents and relationships. Amortizing intangible assets, carrying a weighted average life of approximately three to ten years, are comprised primarily of product marketing agreement, registrations and non-compete agreements. Amortization expense associated with intangibles was $1.1 million and $1.7 million for the forty week period ended November 28, 2004 and the thirty-nine week period ended November 23, 2003, respectively. Amortization expense associated with intangibles is estimated to be approximately $1.5 to $1.8 million for each of the next five years.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

4.	Inventories

Inventories are comprised of the following:

	November 28, 2004	February 22, 2004	November 23, 2003

Raw materials and work in process	$9,655	$14,922	$8,791
Finished goods	480,994	625,513	463,651
Supplies	—	574	2,607

Total	$490,649	$641,009	$475,049

5.	Related Party Transactions

As part of the Acquisition, UAP Holdings, the Company and certain of its subsidiaries entered into a seller transition services agreement with ConAgra Foods pursuant to which the Company would perform certain information technology, accounting, office support and other services for ConAgra Foods. In addition, the Company granted to ConAgra Foods and its international subsidiaries an exclusive two-year license to use certain of the Company’s trademarks and trade names outside the United States and Canada. ConAgra Foods paid the Company an aggregate fee of $1.3 million for the license and the services provided under the seller transition services agreement. The seller transition services agreement was terminated by ConAgra Foods on September 30, 2004.

As part of the Acquisition, ConAgra Foods, UAP Holdings, the Company and certain of its subsidiaries entered into a buyer transition services agreement pursuant to which ConAgra Foods would provide certain information technology and other administrative services to the Company and its subsidiaries for a period of one year. As consideration for these services, the Company paid ConAgra Foods $7.5 million. For the thirteen and forty week periods ended November 28, 2004, $1.9 million and $5.6 million, respectively, in expense was recognized by the Company for services performed pursuant to this agreement. This transition services agreement expired on November 23, 2004, in accordance with its terms.

Expenses incurred by ConAgra Foods and allocated to the Company were historically determined based on the specific services that were provided or were allocated based on ConAgra Foods’ investment in the Company in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged the Company finance charges on ConAgra Foods’ investment in and advances to the Company. Management believes that such expense allocations were reasonable. It is not practical to estimate the expenses that would have been incurred by the Company if it had been operated on a stand-alone basis. Corporate allocations included allocated selling, general and administrative expenses of $2.9 and $9.0 million respectively for the thirteen and thirty nine weeks ending November 23, 2003. Allocated finance charges, presented net of third party finance fee income, are $3.9 million and $12.2 million for the thirteen and thirty nine weeks ending November 23, 2003, respectively.

The Company is party to a management consulting agreement (the “Management Agreement”) dated as of November 21, 2003 with Apollo Management V, L.P. (“Apollo”). Under the terms of the Management Agreement, the Company retained Apollo to provide certain management consulting and financial advisory services, for which the Company paid Apollo an annual management fee of $1.0 million in quarterly payments of $250,000. In particular, the Management Agreement required Apollo to advise the Company concerning such management matters that relate to proposed financial transactions, acquisitions and other senior management

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

matters related to the business, administration and policies of the Company and its affiliates, in each case as the Company reasonably and specifically requested in writing. In addition, as consideration for arranging the Acquisition, certain related financing transactions and the preparation of a registration statement with respect to an exchange offer for the Company’s 8¼% Senior Notes due 2011, the Company paid Apollo a fee of $5.0 million in January 2004. Upon consummation of UAP Holdings’ initial public offering of its common stock, Apollo was also paid a transaction fee of $3.5 million. The Management Agreement had, by its terms, an initial term of seven years, which commenced on November 21, 2003. Concurrently with the closing of UAP Holdings’ initial public offering of its common stock and payment of the aforementioned transaction fee and all other amounts payable to Apollo under the Management Agreement, the Management Agreement was terminated in its entirety.

6.	Debt

Long-term debt is comprised of the following at November 28, 2004 and February 22, 2004:

	November 28, 2004	February 22, 2004
Long Term Debt:
8¼% Senior Notes	$225,000	$225,000

There was no long-term debt as of November 23, 2003.

In connection with the Acquisition, the Company entered into a five-year $500.0 million asset-based revolving credit facility. The revolving credit facility also provides for a $20.0 million revolving credit sub-facility for United Agri Products Canada Inc. (“UAP Canada”), a $50.0 million letter of credit sub-facility, a $25.0 million swingline loan sub-facility and a $25.0 million in-season over-advance sub-facility. The interest rates with respect to revolving loans under the existing revolving credit facility are based, at the Company’s option, on either the agent’s index rate plus an applicable index margin of 1.50% or upon LIBOR plus an applicable LIBOR margin of 2.75%. The interest rates with respect to in-season overadvances under the existing revolving credit facility are based, at the Company’s’ option, on either the agent’s index rate plus an applicable index margin of 2.75% or upon LIBOR plus an applicable LIBOR margin of 4.00%. The Company also pays an unused line fee margin of 0.50% multiplied by the difference between (x) the maximum amount of the revolving credit facility (as it may be reduced from time to time) and (y) the average daily balance of revolving loans for the preceding months. These applicable margins are in each case subject to prospective reduction on a quarterly basis (other than the margins on in-season over advances) if the Company reduces its ratio of funded debt to EBITDA (on a consolidated basis). Overdue principal, interest and other amounts will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0%. The obligations under the existing revolving credit facility are (or, in the case of future subsidiaries, will be) guaranteed by UAP Holdings and each of its existing and future direct and indirect U.S. subsidiaries. The obligations under the existing revolving credit facility are secured by a first priority lien on, or security interest in, subject to certain exceptions, substantially all of UAP Holdings’, the Company’s and UAP Canada’s properties and assets and the properties and assets of each of the guarantors. The existing revolving credit facility contains customary representations, warranties and covenants and events of default. As of November 28, 2004, the Company had drawn on its revolving credit facility in the amount of $211.6 million.

The Company’s credit agreement includes a minimum EBITDA requirement of $70.0 million as measured on a twelve month rolling period. The Company is also required to maintain a Fixed Charge Coverage Ratio of not less

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

than 1.1 to 1.0, measured on the last day of each month for the trailing twelve months then ended. The credit agreements also contain certain negative covenants which may restrict the Company’s ability to, among other items, incur new indebtedness, engage in new business ventures, or complete significant acquisitions or divestitures.

The Company issued $225.0 million aggregate principal amount of 8¼% Senior Notes due 2011 (the “8¼% Senior Notes”) on December 16, 2003. Interest on the 8¼% Senior Notes is payable semiannually in arrears on June 15 and December 15. The first interest payment was made on June 15, 2004. Because an exchange offer registration statement had not yet been declared effective as of July 13, 2004, then as of and including July 14, 2004, the Company is required to pay penalty interest at an annual rate of 0.25% per annum. From and including October 12, 2004, the penalty interest rate increased to 0.50% per annum and will increase by an additional 0.25% per annum each 90 days thereafter up to a maximum of 1.00% per annum on the outstanding principal amount until the registration statement is declared effective and the exchange offer is consummated. The amount of liquidated damages that accrued for the forty weeks ended November 28, 2004 is $0.3 million.

Cash interest paid was $17.2 million and $0.3 million for the forty week period ended November 28, 2004 and the thirty-nine week period ended November 23, 2003, respectively. Finance charge income was $2.9 million and $6.8 million for the thirteen and forty week periods ended November 28, 2004, respectively, and $3.2 million and $7.3 million for the thirteen and thirty-nine week periods ended November 23, 2003, respectively.

Based on current market rates primarily provided by outside investment bankers, the fair value of the 8¼% Senior Notes was estimated at $240.7 million.

7.	Commitments and Contingencies

The Company uses off-balance sheet arrangement (e.g. operating leases) where the economics and sound business principles warrant their use. The Company periodically enters into guarantees and other similar arrangements as part of transactions in the ordinary course of business. The Company leases certain facilities and transportation equipment under agreements that expire at various dates. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Substantially all leases require payment of property taxes, insurance and maintenance costs in addition to rental payments. Rent expense under all operating leases was $29.5 million and $28.8 million in the forty weeks ended November 28, 2004 and the thirty-nine weeks ended November 23, 2003, respectively.

A summary of noncancelable operating lease commitments for the years following November 28, 2004 is as follows:

November 28, 2004
Non-cancelable operating lease commitments:
2005	$8,329
2006	6,182
2007	2,690
2008	1,427
2009	788
Later years	2,515

Total	$21,931

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

The Company had letters of credit outstanding at November 28, 2004 of $21.7 million, and purchase order commitments of $3.0 million.

As of November 28, 2004, the Company also had cancelable lease commitments for vehicles and equipment totaling $46.5 million.

The Company is a party to a number of lawsuits and claims arising out of the operation of its businesses. After taking into account liabilities recorded, management believes the ultimate resolution of such matters should not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

8.	Employee Benefit Plans

Successor Plans

The Company assumed the plan assets and obligations of the UAP Canadian pension plan as reported under the Predecessor entity. As part of the Acquisition, benefits due to employees who participated in the ConAgra Foods Pension Plan have been frozen as of the date of the Acquisition. The Company pays $0.0595 per payroll dollar. For the thirteen week and forty week periods ended November 28, 2004, $0.0 million and $0.3 million, respectively, have been expensed.

In addition, the Company has a defined contribution plan for all domestic employees. The Company will match 67% of each employee’s first 6% contribution to the plan. In addition, the Company will make a contribution to the plan for each employee equal to 2% of their calendar year pay. At the Company’s option, an additional 1% contribution may be made equally as a percentage of calendar-year payroll to each participant of the plan based on established Company profitability objectives. As part of the Acquisition, a transition contribution will be made on an annual basis for five years to all employees over the age of 50 as of the Acquisition date. Total contribution expense for the plan for the thirteen and forty week periods ended November 28, 2004 was $(0.5) million and $6.0 million, respectively.

Predecessor Retirement Pension Plans

The Predecessor entity had defined benefit retirement plans for eligible salaried and hourly employees. Benefits were based on years of credited service and average compensation or stated amounts for each year of service. The Predecessor entity funded these plans in accordance with the minimum and maximum limits established by law. Employees of the Company also participated in defined benefit and defined contribution plans sponsored by ConAgra Foods.

9.	Successor Stock Plans

Certain of the Company’s employees participate in UAP Holdings’ 2003 stock option plan. The 2003 stock option plan provides for the grant of options to purchase shares of UAP Holdings’ common stock at prices equal to the fair market value of UAP Holdings’ common stock at the time of the grant. As of November 28, 2004, 3,283,165 options have been approved for the 2003 stock option plan. Of these, 3,066,400 options were granted with an exercise price of approximately $2.56 per share, of which 162,375 were granted during the forty weeks ended November 28, 2004. As of November 28, 2004, after giving effect to UAP Holdings’ initial public offering, 2,237,865 options were vested. The remaining 828,535 options will vest over the next five years. There are 216,765 options remaining to be granted.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

An additional 586,279 options were reserved for UAP Holdings’ 2004 non-executive director stock option plan. Of these, 351,762 options were granted during the forty weeks ended November 28, 2004 with an exercise price of approximately $2.56 per share. All of the granted options were immediately vested.

10.	Business Segment and Related Information

The Company operates in one segment. Net sales and long-lived assets by geographical area are as follows:

	Thirteen Weeks Ended November 28, 2004	Thirteen Weeks Ended November 23, 2003	Forty Weeks Ended November 28, 2004	Thirty-Nine Weeks Ended November 23, 2003
Net sales:
United States	$261,036	$280,053	$2,164,069	$2,128,545
Canada	6,121	13,769	65,558	95,562

Total	$267,157	$293,822	$2,229,627	$2,224,107

	November 28, 2004	February 22, 2004	November 23, 2003
Long-lived assets:
United States	$165,532	$187,147	$111,648
Canada	4,492	4,802	6,689

Total	$170,024	$191,949	$118,337

Net sales by product category are as follows:

	Thirteen Weeks Ended November 28, 2004	Thirteen Weeks Ended November 23, 2003	Forty Weeks Ended November 28, 2004	Thirty-Nine Weeks Ended November 23, 2003
Net sales by product category:
Crop protection chemicals	$158,869	$176,874	$1,416,590	$1,443,600
Fertilizer	85,149	84,490	494,418	460,336
Seeds	14,482	15,255	274,453	242,123
Other	8,657	17,203	44,166	78,048

Total	$267,157	$293,822	$2,229,627	$2,224,107

The thirteen weeks ended November 28, 2004 comprised 12.0% of total sales for the forty weeks ended November 28, 2004. The thirteen weeks ended November 23, 2003 accounted for 13.2% of the total net sales for the thirty-nine weeks ended November 23, 2003. No single customer accounted for more than 10% of net sales for the thirteen or forty weeks ended November 28, 2004 or the thirteen or thirty-nine weeks ended November 23, 2003. Net sales by geographical area are based on the location of the facility producing the sales.

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, intangibles, non-current deferred tax assets and other assets. Long-lived assets by geographical area are based on location of facilities.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

11.	Subsequent Events

On November 29, 2004, UAP Holdings consummated the initial public offering of its common stock, which consisted of a primary offering of 3,125,000 shares of UAP Holdings’ common stock by UAP Holdings and a secondary offering of 28,428,125 shares of UAP Holdings’ common stock by UAP Holdings’ equity sponsor and certain members of its management. The primary offering resulted in net proceeds to UAP Holdings of approximately $46.9 million (after deducting underwriting discounts and commissions of approximately $3.1 million). UAP Holdings used such proceeds as follows:

•	to repurchase all UAP Holdings’ outstanding Series A Redeemable Preferred Stock from ConAgra Foods on November 29, 2004 for approximately $16.5 million plus accrued dividends of approximately $0.3 million;

•	to make a capital contribution to the Company of approximately $23.3 million on November 29, 2004, which the Company in turn used to redeem approximately $21.5 million principal amount of its 8¼% Senior Notes (together with accrued interest and liquidated damages of approximately $0.1 million and redemption premiums of approximately $1.8 million) on December 29, 2004;

•	to pay a $3.5 million fee to Apollo on November 29, 2004 as consideration for services rendered by Apollo in connection with arranging the initial public offering; and

•	to pay approximately $3.2 million of offering fees and expenses on November 29, 2004, with any balance to be used for general corporate purposes.

UAP Holdings did not receive any of the proceeds from the secondary offering. In the aggregate, the selling stockholders received approximately $427.0 million of net proceeds from the secondary offering.

In connection with the initial public offering, the Company amended and restated its revolving credit facility. The amendment provided, among other things, that the portion of the proceeds from the initial public offering that were contributed to the Company in order to enable it to redeem a portion of its 8¼% Senior Notes will increase the amount of dividends the Company is permitted to pay under the amended and restated revolving credit agreement. As a result of the amendment, the interest rates with respect to revolving loans under the revolving credit facility are based, at the Company’s option, on either the agent’s index rate plus an applicable index margin of between 0.50% and 1.00% or upon LIBOR plus an applicable LIBOR margin of between 1.75% and 2.25%. As of the date of this Report, the applicable index margin is 0.75% and the applicable LIBOR margin is 2.00%. The interest rates with respect to in-season over advances under the revolving credit facility are based, at the Company’s option, on either the agent’s index rate plus an applicable index margin of 2.25% or upon LIBOR plus an applicable LIBOR margin of 3.50%. The Company also pays an unused line fee of between 0.25% and 0.375% multiplied by the difference between (x) the maximum amount of the revolving credit facility (as it may be reduced from time to time) and (y) the average daily balance of revolving loans for the preceding months. These applicable margins (other than the margin on in-season over advances) are in each case subject to prospective adjustment on a quarterly basis (with respect to any reduction from current levels, beginning with the third quarter after consummation of UAP Holdings’ initial public offering) if United Agri Products reduces its ratio of funded debt to EBITDA (on a consolidated basis).

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

12.	Guarantor/Non-Guarantor Financial Information

The 8¼% Senior Notes issued by the Company are fully and unconditionally guaranteed on a joint and several basis pursuant to guarantees by all of the Company’s domestic subsidiaries (the “Guarantors”), except as noted below. Each of the Company’s direct and indirect subsidiaries is 100% owned by the Company. The 8¼% Senior Notes are not guaranteed by UAP Holdings, the Canadian distribution business and the Businesses Not Acquired (collectively, the “Non-Guarantors”).

Condensed consolidating and combining financial information for the Guarantors and the Non-Guarantors is as follows:

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

November 28, 2004

(dollars in thousands)

(unaudited)

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations/ Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,356	$(2,356)	$—
Receivables, net	—	517,669	13,502	—	531,171
Inventories	—	470,659	19,990	—	490,649
Deferred income taxes	—	27,228	—	—	27,228
Other current assets	—	43,195	477	—	43,672

Total current assets	—	1,058,751	36,325	(2,356)	1,092,720
Property, plant and equipment	—	95,788	4,893	—	100,681
Less accumulated depreciation	—	(11,808)	(401)	—	(12,209)

Property, plant and equipment, net	—	83,980	4,492	—	88,472
Goodwill	—	27,873	—	—	27,873
Intangible assets, net	—	29,527	—	—	29,527
Debt issue costs, net	8,996	10,202	—	—	19,198
Investment in nonconsolidated affiliates	428,166	4,301	—	(428,166)	4,301
Other assets	—	653	—	—	653

Total assets	$437,162	$1,215,287	$40,817	$(430,522)	$1,262,744

LIABILITIES AND STOCKHOLDER’S NET INVESTMENT AND ADVANCES/STOCKHOLDER’S EQUITY
Current liabilities:
Checks not yet presented	$—	$12,434	$—	$(2,356)	$10,078
Short-term debt	—	211,556	—	—	211,556
Intercompany borrowings	42,635	(42,794)	3,969	—	3,810
Accounts payable	—	524,208	5,394	—	529,602
Other accrued liabilities	8,849	88,245	2,882	—	99,976
Income taxes payable	—	—	4,146	—	4,146
Deferred income taxes	—	46	—	—	46

Total current liabilities	51,484	793,695	16,391	(2,356)	859,214
Long-term debt	225,000	—	—	—	225,000
Other non-current liabilities	—	250	—	—	250
Deferred income taxes	—	17,602	—	—	17,602
Commitments and Contingencies
Stockholder’s net investments and advances/stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	—	—	—	1
Additional paid-in capital	175,842	358,494	16,773	(375,267)	175,842
Retained earnings (deficit)	(19,836)	45,246	2,982	(48,228)	(19,836)
Accumulated other comprehensive income (loss)	4,671	—	4,671	(4,671)	4,671

Total stockholder’s net investment and advances/stockholder’s equity	160,678	403,740	24,426	(428,166)	160,678

Total liabilities and stockholder’s net investment and advances/stockholder’s equity	$437,162	$1,215,287	$40,817	$(430,522)	$1,262,744

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

February 22, 2004

(dollars in thousands)

(unaudited)

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations/ Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$166,304	$5,681	$—	$171,985
Receivables, net	—	163,656	7,113	—	170,769
Inventories	—	621,777	19,232	—	641,009
Deferred income taxes	—	2,681	—	—	2,681
Other current assets	1,487	77,432	1,734	—	80,653

Total current assets	1,487	1,031,850	33,760	—	1,067,097
Property, plant and equipment	—	96,071	4,136	—	100,207
Less accumulated depreciation	—	(2,972)	(121)	—	(3,093)

Property, plant and equipment, net	—	93,099	4,015	—	97,114
Goodwill	—	43,465	—	—	43,465
Intangible assets, net	—	7,077	—	—	7,077
Deferred income taxes	—	18,293	—	—	18,293
Debt issue costs, net	9,952	10,122	—	—	20,074
Investment in nonconsolidated affiliates	399,151	3,958	—	(399,151)	3,958
Other assets	8,331	(7,150)	787	—	1,968

Total assets	$418,921	$1,200,714	$38,562	$(399,151)	$1,259,046

LIABILITIES AND STOCKHOLDER’S NET INVESTMENT AND ADVANCES/STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$679,593	$9,862	$—	$689,455
Other accrued liabilities	3,135	139,869	1,505	—	144,509
Deferred income taxes	—	9,117	—	—	9,117

Total current liabilities	3,135	828,579	11,367	—	843,081
Long-term debt	225,000	—	—	—	225,000
Other non-current liabilities	—	96	—	—	96
Deferred income taxes	—	83	—	—	83
Commitments and Contingencies
Stockholder’s net investments and advances/stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 shares issued and outstanding, respectively	1	—	—	—	1
Additional paid-in capital	179,999	358,494	27,445	(385,939)	179,999
Retained earnings (deficit)	10,791	13,462	(245)	(13,217)	10,791
Accumulated other comprehensive loss	(5)	—	(5)	5	(5)

Total stockholder’s net investment and advances/stockholder’s equity	190,786	371,956	27,195	(399,151)	190,786

Total liabilities and stockholder’s net investment and advances/stockholder’s equity	$418,921	$1,200,714	$38,562	$(399,151)	$1,259,046

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

Combined Predecessor Entity - ConAgra Agricultural Products Business

CONDENSED CONSOLIDATING BALANCE SHEETS

November 23, 2003

(dollars in thousands)

(unaudited)

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Receivables, net	—	471,030	16,065	—	487,095
Inventories	—	455,036	20,013	—	475,049
Deferred income taxes	—	21,912	—	—	21,912
Other current assets	—	15,693	696	—	16,389
Current assets from discontinued operations	—	5,456	—	—	5,456

Total current assets	—	969,127	36,774	—	1,005,901
Property, plant and equipment	—	211,689	8,406	—	220,095
Less accumulated depreciation	—	(118,300)	(4,376)	—	(122,676)

Property, plant and equipment, net	—	93,389	4,030	—	97,419
Goodwill	—	2,515	2,559	—	5,074
Intangible assets, net	—	5,116	—	—	5,116
Deferred income taxes	—	2,323	—	—	2,323
Investment in nonconsolidated affiliates	—	2,204	—	—	2,204
Other assets	—	2,984	589	—	3,573
Long lived assets from discontinued operations	—	2,628	—	—	2,628

Total assets	$—	$1,080,286	$43,952	$—	$1,124,238

LIABILITIES AND STOCKHOLDER’S NET INVESTMENT AND ADVANCES/STOCKHOLDER’S EQUITY
Current liabilities:
Checks not yet presented	$—	$11,632	$—	$—	$11,632
Accounts payable	—	347,433	8,502	—	355,935
Other accrued liabilities	—	98,746	4,373	—	103,119
Current liabilities from discontinued operations	—	1,367	—	—	1,367

Total current liabilities	—	459,178	12,875	—	472,053
Other non-current liabilities	—	186	—	—	186
Commitments and Contingencies	—	—	—	—	—

Stockholder’s net investment and advances/stockholder’s equity	—	620,922	31,077	—	651,999

Total liabilities and stockholder’s net investment and advances/stockholder’s equity	$—	$1,080,286	$43,952	$—	$1,124,238

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Forty Weeks Ended November 28, 2004

(dollars in thousands except earnings per share amounts)

(unaudited)

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Net sales	$—	$2,164,069	$65,558	$—	$2,229,627
Costs and expenses:
Cost of goods sold	—	1,919,491	50,892	—	1,970,383

Gross profit	—	244,578	14,666	—	259,244
Selling, general and administrative expenses	956	199,392	6,688	—	207,036
Third party interest expense	15,102	2,134	891	—	18,127
(Gain) loss on sale of assets	—	(607)	(16)	—	(623)
Other income, net	—	(6,473)	67	—	(6,406)

Income (loss) from continuing operations before income taxes	(16,058)	50,132	7,036	—	41,110
Income tax expense	(6,263)	18,348	3,809	—	15,894

Income (loss) from continuing operations	(9,795)	31,784	3,227	—	25,216
Equity in earnings (loss) of affiliates	35,011	—	—	(35,011)	—

Net income (loss)	$25,216	$31,784	$3,227	$(35,011)	$25,216

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

Combined Predecessor Entity - ConAgra Agricultural Products Business

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Thirty-Nine Weeks Ended November 23, 2003

(dollars in thousands except earnings per share amounts)

(unaudited)

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Net sales	$—	$2,128,545	$95,562	$—	$2,224,107
Costs and expenses:
Cost of goods sold	—	1,855,723	82,287	—	1,938,010

Gross profit	—	272,822	13,275	—	286,097

Selling, general and administrative expenses	—	203,075	5,595	—	208,670
Third party interest expense	—	704	—	—	704
(Gain) loss on sale of assets	—	(10,522)	—	—	(10,522)
Corporate allocations:
Selling, general and administrative expenses	—	8,705	278	—	8,983
Finance charges	—	11,832	377	—	12,209

Income (loss) from continuing operations before income taxes	—	59,028	7,025	—	66,053
Income tax expense	—	22,610	2,458	—	25,068

Income (loss) from continuing operations	—	36,418	4,567	—	40,985
Loss from discontinued operations, net of tax	—	(4,708)	—	—	(4,708)

Net income (loss)	$—	$31,710	$4,567	$—	$36,277

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Forty Weeks Ended November 28, 2004

(dollars in thousands)

(unaudited)

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Operations
Net income	$25,216	$31,784	$3,227	$(35,011)	$25,216
Loss from discontinued operations	—	—	—	—	—

Income from continuing operations	25,216	31,784	3,227	(35,011)	25,216
Depreciation	—	9,297	244	—	9,541
Amortization	1,440	345	—	—	1,785
Gain on sale of fixed assets	—	(623)	—	—	(623)
Change in operating assets and liabilities	66,014	(375,520)	(10,685)	10,672	(309,519)

Net cash from operations	92,670	(334,717)	(7,214)	(24,339)	(273,600)

Investing
Post-closing settlement to ConAgra Foods, Inc.	—	(58,236)	—	—	(58,236)
Additions to property, plant and equipment	—	(9,362)	—	—	(9,362)
Proceeds from sales of assets	—	3,246	—	—	3,246
Investment in affiliates	(29,015)	(343)	—	29,015	(343)
Other investing activity	(8,331)	9,118	(787)	—	—

Net cash from investing	(37,346)	(55,577)	(787)	29,015	(64,695)

Financing
Checks not yet presented	—	12,434	—	(2,356)	10,078
Net borrowings of short-term debt	—	211,556	—	—	211,556
Common stock dividend	(60,000)	—	—	—	(60,000)

Net cash from financing	(60,000)	223,990	—	(2,356)	161,634

Net change in cash and equivalents	(4,676)	(166,304)	(8,001)	2,320	(176,661)
Net effect of exchange rates on cash and equivalents	4,676	—	4,676	(4,676)	4,676
Cash and cash equivalents at beginning of period, February 22, 2004 and February 23, 2003	—	166,304	5,681	—	171,985

Cash and cash equivalents at end of period	$—	$—	$2,356	$(2,356)	$—

The accompanying notes are an integral part of the condensed and combined financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Cont’d)

For the Thirteen and Forty Week Periods Ended November 28, 2004 and the Thirteen and Thirty-Nine Week Periods Ended November 23, 2003

columnar dollar amounts in thousands

unaudited

Combined Predecessor Entity - ConAgra Agricultural Products Business

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Thirty-Nine Weeks Ended November 23, 2003

(dollars in thousands)

(unaudited)

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Operations
Net income	$—	$31,710	$4,567	$—	$36,277
Loss from discontinued operations	—	(4,708)	—	—	(4,708)

Income from continuing operations	—	36,418	4,567	—	40,985
Depreciation	—	9,491	354	—	9,845
Amortization	—	1,540	—	—	1,540
Gain on sale of fixed assets	—	(10,522)	—	—	(10,522)
Other non-cash items	—	8,645	—	—	8,645
Change in operating assets and liabilities	—	(153,445)	(1,622)	—	(155,067)

Net cash from operations	—	(107,873)	3,299	—	(104,574)

Investing
Additions to property, plant and equipment	—	(8,025)	(325)	—	(8,350)
Proceeds from sales of assets	—	15,057	—	—	15,057
Investment in affiliates	—	(154)	—	—	(154)
Other investing activity	—	—	(41)	—	(41)

Net cash from investing	—	6,878	(366)	—	6,512

Financing
Checks not yet presented	—	10,935	697	—	11,632
Net investment and advances	—	69,274	(11,403)	—	57,871

Net cash from financing	—	80,209	(10,706)	—	69,503

Net change in cash and equivalents	—	(20,786)	(7,773)	—	(28,559)

Cash and cash equivalents at beginning of period, February 22, 2004 and February 23, 2003	—	20,786	7,773	—	28,559

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

The accompanying notes are an integral part of the condensed and combined financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, including a discussion of our critical accounting policies, included in Amendment No. 1 to our Registration Statement on Form S-4, as the same may be amended from time to time (File No. 333-111710) (the “Registration Statement”), filed with the SEC on December 23, 2004.

On November 24, 2003, UAP Holding Corp. (“UAP Holdings”), which owns 100% of the outstanding capital stock of United Agri Products, Inc. (“United Agri Products”), acquired the United States and Canadian agricultural inputs businesses of ConAgra Foods, Inc. (“ConAgra Foods”) in a series of transactions referred to in this Report as the “Acquisition.” In this Report, the term “ConAgra Agricultural Products Business” means the entities that were historically operated by ConAgra Foods as an integrated business, which included a wholesale fertilizer and other international crop distribution businesses that we did not acquire in the Acquisition. The businesses not acquired are reflected as discontinued operations within the ConAgra Agricultural Products Business financial statements.

On November 29, 2004, UAP Holdings consummated the initial public offering of its common stock (the “Common Stock Offering”), which consisted of a primary offering of 3,125,000 shares of common stock by UAP Holdings and a secondary offering of 28,428,125 shares of UAP Holdings’ common stock by UAP Holdings’ equity sponsor and certain members of its management (collectively, the “selling stockholders”).

The following discussion and analysis of our financial condition and results of operations covers, in part, periods prior to the Acquisition. Accordingly, the discussion and analysis of historical periods prior to November 24, 2003 do not reflect the significant impact that the Acquisition had on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward-looking statements.

Unless the context requires otherwise, all references to “we, “us,” “ours”, and “UAP” refer specifically to United Agri Products, Inc. and its consolidated subsidiaries after the Acquisition, and its predecessor, the ConAgra Agricultural Products Business, before the Acquisition. All references to “UAP Holdings” refer specifically only to UAP Holding Corp., excluding its subsidiaries, and all references to “United Agri Products” refer specifically only to United Agri Products, Inc., excluding its subsidiaries.

Background

Founded in 1978, we are the largest independent distributor of agricultural and non-crop inputs in the United States and Canada. We market a comprehensive line of products including crop protection chemicals, seeds and fertilizers to growers and regional dealers. As part of our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom blending, inventory management and custom applications of crop inputs. The products and services we offer are critical to growers because they lower the overall cost of crop production and improve crop quality and yield. As a result of our broad scale and scope, we provide leading agricultural input companies with an efficient means to access a highly fragmented customer base of farmers and growers.

At the end of fiscal 2002, our new management team began to implement several strategic initiatives to increase our operational efficiency. As part of that strategy, we enhanced our credit policies and information systems, improved inventory management, rationalized headcount and closed unprofitable distribution centers.

Our implementation of new credit policies has reduced average trade accounts receivables and overall selling, general and administrative costs by lowering bad debt expense. Improved inventory management, including central purchasing, product mix enhancement, SKU rationalization, and enhanced sharing of existing stocks, have resulted in lower average inventory levels and higher margins. Our financial and operational improvement has been driven by providing customers with high quality products at competitive prices, supported by consistent and reliable service and expertise. We will continue to seek to grow our business, improve margins and reduce working capital through the following principal strategies:

•	Leveraging our scale;

•	Expanding our presence in seeds, branded and non-crop products; and

•	Targeting continued margin enhancement and working capital management.

Financial Information

Accounting principles generally accepted in the United States of America require our operating results for periods prior to the Acquisition, the periods prior to November 24, 2003, to be reported as the results of the “Predecessor” in our financial statements. These results include the thirteen and thirty-nine week periods ended November 23, 2003. Our operating results subsequent to the Acquisition are presented as the “Successor’s” results in the historical financial statements and include the thirteen and forty week periods ended November 28, 2004.

The results of operations for the thirteen, thirty-nine or forty week periods are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Thirteen Weeks Ended November 28, 2004 Compared to Thirteen Weeks Ended November 23, 2003

Net Sales. Because of the seasonality of our business, the thirteen weeks ended November 28, 2004 comprised 12.0% of total sales for the forty weeks ended November 28, 2004. Sales decreased to $267.2 million in the thirteen weeks ended November 28, 2004, compared to $293.8 million for the thirteen weeks ended November 23, 2003. Sales of crop protection chemicals decreased to $158.9 million in the thirteen weeks ended November 28, 2004 from $176.9 million in the thirteen weeks ended November 23, 2003. The decrease was due to lower sales of cotton defoliation products across the mid-south, as fewer applications of chemical defoliant were needed due to the ideal weather conditions that led to natural defoliation of cotton crops in some areas. Sales of insecticides were also lower due to lower pest pressure particularly in soybeans. Lower sales in our non-crop business, which we have recently restructured under a focused management team, and the divestiture of several non-strategic formulation facilities that provided toll manufacturing services, also contributed to the decline. Sales of fertilizer increased slightly to $85.1 million in the thirteen weeks ended November 28, 2004 from $84.5 million for the thirteen weeks ended November 23, 2003, as higher pricing offset lower volumes. Lower volumes were due to the later seasonal application of fall fertilizer in the current period when compared to last year. Sales of seed declined slightly to $14.5 million in the thirteen weeks ended November 28, 2004 from $15.3 million for the thirteen weeks ended November 23, 2003. Sales of other products decreased to $8.7 million in the thirteen weeks ended November 28, 2004 from $17.2 million for the thirteen weeks ended November 23, 2003, due to lower animal feed sales resulting from the divestment of our Montana feed division and lower fertilizer application income.

Cost of Goods Sold. Cost of goods sold was $250.7 million in the thirteen weeks ended November 28, 2004 compared to $269.6 million for the thirteen weeks ended November 23, 2003. Gross profit (net sales less cost of goods sold) was $16.5 million in the thirteen weeks ended November 28, 2004 compared to $24.2 million for the thirteen weeks ended November 23, 2003. Gross margin (gross profit as a percentage of net sales) was 6.2% in the thirteen weeks ended November 28, 2004 compared to 8.2% for the thirteen weeks ended November 23, 2003. Gross profits and margin declined due to lower chemical and fertilizer volumes, higher fertilizer prices, and higher delivery costs due to the increased price of fuel. Lower sales of insecticides also contributed to lower margins. Rebates are accrued monthly based on actual sales at historical rates by supplier. Rebates earned are finalized in our fourth quarter and the accrual is adjusted as necessary.

Selling, General and Administrative Expenses. Direct selling, general and administrative (“SG&A”) expenses decreased to $53.9 million in the thirteen weeks ended November 28, 2004 from $54.6 million for the thirteen weeks ended November 23, 2003. SG&A expenses were 20.2% of sales during the thirteen weeks ended November 28, 2004, and 18.6% of sales during the thirteen weeks ended November 23, 2003. SG&A expenses for the current period included, among other items, $1.9 million of expenses incurred under the ConAgra Transition Services Agreement and $0.3 million in management fees to Apollo Management V, L.P. (“Apollo”). These expenses were offset slightly by lower location expenses and increased recoveries of bad debts.

Interest Expense. Interest expense was $7.7 million in the thirteen weeks ended November 28, 2004, which related to the 8¼% Senior Notes and our revolving credit facility. This expense is net of finance charge income of $2.9 million. Interest expense included interest and liquidated damages on the 8¼% Senior Notes, interest on the revolving credit facility, and amortization of initial revolving credit facility fees and costs relating to the issuance of the 8¼% Senior Notes. Third party interest expense was $0.4 million for the thirteen weeks ended November 23, 2003, which related to a vendor finance program.

Corporate Allocations—Selling, General and Administrative. Corporate allocations include charges that have been allocated by ConAgra Foods and recorded as an expense for corporate services, including executive, finance and tax. Expenses incurred by ConAgra Foods and allocated to the ConAgra Agricultural Products Business were determined based on the specific services being provided or were allocated based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. Such expenses are included in allocated selling, general and administrative expenses and were $2.9 million in the thirteen weeks ended November 23, 2003.

Corporate Allocations—Finance Charges. Corporate allocations also include finance charges that have been allocated by ConAgra Foods based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. ConAgra Foods allocated finance costs of $3.9 million in the thirteen weeks ended November 23, 2003.

Income Taxes. The effective income tax rate was 38.9% for the thirteen weeks ended November 28, 2004 compared with 37.9% for the thirteen weeks ended November 23, 2003.

Forty Weeks Ended November 28, 2004 Compared to Thirty-Nine Weeks Ended November 23, 2003

Net Sales. Sales increased to $2,229.6 million in the forty weeks ended November 28, 2004, compared to $2,224.1 million for the thirty-nine weeks ended November 23, 2003. Sales of crop protection chemicals decreased to $1,416.6 million in the forty weeks ended November 28, 2004 from $1,443.6 million in the thirty-nine weeks ended November 23, 2003. The decrease was primarily due to lower sales in our non-crop business, which we have recently restructured under a focused management team, the divestiture of several non-strategic formulation facilities that provided toll manufacturing services, the transition of our Canadian business to focus more on higher margin proprietary products and lower prices on glyphosate. Lower insecticide sales and cotton defoliation sales also impacted net sales. Offsetting these were higher chemical volumes in our core crop businesses, primarily across the mid-south and southwest. Sales of fertilizer rose to $494.4 million in the forty weeks ended November 28, 2004 from $460.3 million for the thirty-nine weeks ended November 23, 2003, due to higher pricing, offsetting slightly lower volumes due to the late timing of the fall fertilizer market. Sales of seed rose to $274.5 million in the forty weeks ended November 28, 2004 from $242.1 million for the thirty-nine weeks ended November 23, 2003, due to volume growth and higher prices due to increased sales of seed with enhanced traits. Sales of other products decreased to $44.2 million in the forty weeks ended November 28, 2004 from $78.0 million for the thirty-nine weeks ended November 23, 2003, due to the divestment of our Montana feed division.

Cost of Goods Sold. Cost of goods sold was $1,970.4 million in the forty weeks ended November 28, 2004 compared to $1,938.0 million for the thirty-nine weeks ended November 23, 2003. Gross profit was $259.2 million in the forty weeks ended November 28, 2004 compared to $286.1 million for the thirty-nine weeks ended November 23, 2003. Gross margin was 11.6% in the forty weeks ended November 28, 2004 compared to 12.9% for the thirty-nine weeks ended November 23, 2003. Gross profits declined for the following reasons: a $17.4 million fair market value adjustment to the inventory on hand on the date of the Acquisition that was sold during the forty week period ended November 28, 2004, higher delivery costs due to the increased price of fuel, and lower upfront pricing for our sales of glyphosate herbicides due to a product mix shift to lower-priced products. These items were slightly offset by an increase in chemical and seed rebates due to a change in our monthly rebate estimation process and higher sales of proprietary products. Rebates are accrued monthly based on actual sales at historical rates by suppliers. Rebates earned are finalized in our fourth quarter and the accrual adjusted as necessary.

Selling, General and Administrative Expenses. SG&A expenses decreased to $207.0 million in the forty weeks ended November 28, 2004 from $208.7 million for the thirty-nine weeks ended November 23, 2003. SG&A expenses were 9.3% of sales during the forty weeks ended November 28, 2004, and 9.4% of sales during for the thirty-nine weeks ended November 23, 2003. SG&A expenses for the current period included, among other items, $5.6 million associated with our transition services agreement with ConAgra Foods, $0.8 million in management fees to Apollo, and one extra week in the current period. Partially offsetting these expenses were lower location expenses and recoveries of bad debt.

Interest Expense. Interest expense was $18.1 million in the forty weeks ended November 28, 2004, which related primarily to the 8¼% Senior Notes and our revolving credit facility. Interest expense on the final settlement payment to ConAgra Foods was $1.9 million. The interest expense is net of finance charge income of $6.8 million. Interest included interest and liquidated damages on the 8¼% Senior Notes, interest on the revolving credit facility, and amortization of initial revolving credit facility fees and costs relating to the issuance of the 8¼% Senior Notes. Third party interest expense was $0.7 million for the thirty-nine weeks ended November 23, 2003, which related to a vendor finance program.

Corporate Allocations—Selling, General and Administrative. Corporate allocations include charges that have been allocated by ConAgra Foods and recorded as an expense for corporate services, including executive, finance and tax. Expenses incurred by ConAgra Foods and allocated to the ConAgra Agricultural Products Business were determined based on the specific services being provided or were allocated based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. Such expenses are included in allocated selling, general and administrative expenses and were $9.0 million in the thirty-nine weeks ended November 23, 2003.

Corporate Allocations—Finance Charges. Corporate allocations also include finance charges that have been allocated by ConAgra Foods based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. ConAgra Foods allocated finance costs of $12.2 million in the thirty-nine weeks ended November 23, 2003.

Income Taxes. The effective income tax rate was 38.7% for the forty weeks ended November 28, 2004 compared with 38.0% for the thirty-nine weeks ended November 23, 2003.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements are for working capital, consisting primarily of receivables, inventories, pre-paid expenses, reduced by accounts payable and accrued expenses; capital expenditures; debt service; and distributions to our parent, UAP Holdings.

We will fund our liquidity needs, including distributions to UAP Holdings, with cash generated from operations and, to the extent necessary, through borrowings under our revolving credit facility. In addition, we expect to fund any growth capital expenditures with cash generated from operations, reductions in working capital and incremental debt. As of November 28, 2004 and February 22, 2004, we had $211.6 million and $0.0 million, respectively, outstanding under our revolving credit facility. The revolving credit facility is included in our financial statements as short-term debt.

We believe that our cash flows from operating activities and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future, including funding of capital expenditures and payment obligations under our debt service.

If our cash flows from operating activities are insufficient to fund distributions to UAP Holdings in order to enable it to fund dividend payments at intended levels, we may need to fund such distributions with borrowings (to the extent we are permitted to do so under our debt agreements) or from other sources. If we use working capital or permanent borrowings to fund distributions, we will have less cash available to make principal and interest payments with respect to the 8¼% Senior Notes. Additionally, our revolving credit facility will mature in 2008. If we are unable to refinance such indebtedness prior to its stated maturity, we will be required to use cash to repay such indebtedness, and we may not have sufficient cash available to us at that time. Even if we do have sufficient cash, such repayment would sufficiently decrease the amount of cash, if any, available to make principal and interest payments with respect to the 8¼% Senior Notes.

Historical Cash Flow from Operating Activities

Historically, the ConAgra Agricultural Products Business’ sources of cash were primarily cash flows from operations and advances received from ConAgra Foods. The information for the forty weeks ended November 28, 2004 represents the cash flow activity of the Successor. The information for the thirty-nine week period ended November 22, 2003, represents the cash flow activity of the Predecessor.

Cash flows provided by (used in) operating activities totaled $(273.6) million in the forty weeks ended November 28, 2004 and $(104.6) million for the thirty-nine weeks ended November 23, 2003. The usage in the forty weeks ended November 28, 2004 was due to higher accounts receivable due to increased sales, offset by lower inventories and higher payables due to better inventory payable management. The usage in the thirty-nine weeks ended November 23, 2003 was primarily due to higher accounts receivable and inventories, offset by higher payables. The decrease in net cash in the current period versus the prior period is primarily due to a change in the timing of prepayments to suppliers. We made large prepayments to chemical and seed suppliers in the fourth quarter of fiscal 2003 for products sold in fiscal 2004, significantly reducing payment obligations to suppliers in fiscal 2004. However, in the fourth quarter of fiscal 2004, we decided not to make significant prepayments to suppliers because of the higher cost of capital resulting from the Acquisition. Instead, we primarily paid on regular trade terms during fiscal 2005, resulting in more payments to suppliers during fiscal 2005 than during fiscal 2004. This was slightly offset by better overall payment terms from suppliers. The remainder of the decrease in net cash from operations was due to slightly higher trade receivables from increased sales and smaller reductions in inventories. While we continued to reduce inventory levels, the reductions gained during fiscal 2005, were not as great as the reductions in fiscal 2004.

Cash flows provided by (used in) investing activities totaled $(64.7) million in the forty weeks ended November 28, 2004 and $6.5 million for the thirty-nine weeks ended November 23, 2003. The post-closing settlement to ConAgra Foods in June 2004 accounted for $58.2 million of the investing activity. Additions to property plant and equipment were $9.4 million in the forty weeks ended November 28, 2004, versus $8.4 million in the thirty-nine weeks ended November 23, 2003. The increase was due to investments in corporate infrastructure projects, including payroll and general ledger systems, in connection with our transition to a stand-alone company.

Cash flows provided by financing activities were $161.6 million in the forty weeks ended November 28, 2004 and $69.5 million in the thirty-nine weeks ended November 23, 2003. Cash flows provided by financing activities in the forty week period ended November 28, 2004, reflect net borrowings under the revolving credit facility used to accommodate the seasonal working capital needs of our business, a $60.0 million special dividend to our parent, UAP Holdings, which in turn used such funds for a $20.0 million redemption of UAP Holdings’

preferred stock from ConAgra Foods, and a $40.0 million special dividend to UAP Holdings’ common stockholders paid on October 4, 2004. Financing activities in the prior period were primarily limited to net investments by ConAgra Foods and bank overdrafts.

Credit Facility and Other Long-Term Debt

In connection with the Acquisition, United Agri Products entered into a five-year $500.0 million asset-based revolving credit facility. The revolving credit facility also provides for a $20.0 million revolving credit sub-facility for United Agri Products Canada Inc. (“UAP Canada”), a $50.0 million letter of credit sub-facility, a $25.0 million swingline loan sub-facility and a $25.0 million in-season over-advance sub-facility. At November 28, 2004, there was $413.4 million of borrowing availability under the revolving credit facility and United Agri Products had additional borrowing capacity thereunder of $180.6 million (after giving effect to $21.3 million of letters of credit under the sub-facility). On November 29, 2004, the revolving credit facility was amended and restated in connection with the consummation of the Common Stock Offering. The interest rates with respect to revolving loans under the revolving credit facility, as amended and restated, are based, at United Agri Products’ option, on either the agent’s index rate plus an applicable index margin of between 0.50% and 1.00% or upon LIBOR plus an applicable LIBOR margin of between 1.75% and 2.25%. As of the date of this Report, the applicable index margin is 0.75% and the applicable LIBOR margin is 2.00%. The interest rates with respect to in-season over advances under the revolving credit facility are based, at United Agri Products’ option, on either the agent’s index rate plus an applicable index margin of 2.25% or upon LIBOR plus an applicable LIBOR margin of 3.50%. United Agri Products also pays an unused line fee margin of between 0.25% and 0.375% multiplied by the difference between (x) the maximum amount of the revolving credit facility (as it may be reduced from time to time) and (y) the average daily balance of revolving loans for the preceding months. These applicable margins (other than the margin on in-season over advances) are in each case subject to prospective adjustment on a quarterly basis (with respect to any reduction from current levels, beginning with the third quarter after consummation of the Common Stock Offering) if United Agri Products reduces its ratio of funded debt to EBITDA (on a consolidated basis). Following an event of default, all amounts owing under the revolving credit facility will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0%. The obligations under the revolving credit facility are (or, in the case of future subsidiaries, will be) guaranteed by UAP Holdings and each of its existing and future direct and indirect U.S. subsidiaries. The obligations under the revolving credit facility are secured by a first priority lien on, or security interest in, subject to certain exceptions, substantially all of UAP Holdings’, United Agri Products’ and UAP Canada’s properties and assets and the properties and assets of each of the other guarantors. The revolving credit facility contains customary representations, warranties and covenants and events of default.

On December 16, 2003, United Agri Products issued $225.0 million aggregate principal amount of 8¼% Senior Notes which mature on December 15, 2011. On December 29, 2004, United Agri Products redeemed $21.5 million principal amount of its 8¼% Senior Notes (together with accrued interest and liquidated damages of $0.1 million and redemption premiums of $1.8 million).

Due to the seasonal nature of our business, the amount of borrowings outstanding under the revolving credit facility varies significantly throughout the fiscal year. During the period from the Acquisition through November 28, 2004, outstanding borrowings (net of cash on hand) reached a period end peak of $275.2 million as of November 28, 2004. During the same period, utilization of the revolving credit facility was at its lowest when we had $172.6 million of cash on hand as of February 22, 2004. Our average period end borrowings (net of cash on hand) on a historical basis for the twelve-month period ended November 28, 2004 were approximately $73.9 million.

UAP Holdings’ Dependence on Us to Service its Obligations

As a holding company with no significant assets other than the ownership of 100% of our common stock, UAP Holdings depends on our cash flows to service its debt and to pay dividends (if any) on its common stock. UAP Holdings intends to pay quarterly cash dividends on its common stock at an annual rate of $0.50 per share. The declaration of such dividends is at the complete discretion of UAP Holdings’ board of directors, and depends upon many factors, including its financial condition, earnings, legal requirements, restrictions in its debt agreement, and other factors that its board of directors deems relevant. Because our parent, UAP Holdings, is a holding company, its primary source of funds to fund its dividend payments will be cash distributions received from us. To the extent we make such distributions to UAP Holdings, the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including the 8¼% Senior Notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including the 8¼% Senior Notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all.

UAP Holdings is substantially more leveraged than us. As of November 28, 2004, UAP Holdings had $526.8 million of total indebtedness. As described above, UAP Holdings will rely on distributions from us in order to pay amounts due in respect of its 10¾% Senior Discount Notes due 2012 (which will require cash interest payments at the rate of 10 3/4% per annum, commencing on July 15, 2008) and to pay dividends, if any, on its outstanding common stock. However, our ability to make distributions to UAP Holdings is restricted by the covenants contained in our revolving credit facility and the indenture governing the 8¼% Senior Notes. While the restrictions in the indenture governing the 8¼% Senior Notes cover a wide variety of arrangements which have traditionally been used to effect highly leveraged transactions, the indenture governing the 8¼% Senior Notes may not afford the holders of the 8¼% Senior Notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. While UAP Holdings has no current intention to engage in these types of transactions, there can be no assurance that it will not do so in the future if permitted under the terms of the revolving credit facility and the indenture governing the 8¼% Senior Notes.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us.

As of November 28, 2004, the aggregate principal amount at maturity of our long-term indebtedness was $225.0 million, excluding lease obligations, and we had $3.0 million of outstanding commercial commitment arrangements such as guarantees. We have cancelable lease commitments for vehicles and equipment totaling $46.5 million.

There have been no material changes in our obligations and commitments as of November 28, 2004. For additional information, see the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Obligations and Commitments” in the Registration Statement.

Trading Activities

As of November 28, 2004 and November 23, 2003, we had no outstanding derivative contracts. However, subject to limitations set forth in our debt agreements, we may, in the future, enter into derivative contracts to limit our exposure to changes in interest rates, foreign currency exchange rates and commodity prices.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. The following is a summary of certain accounting policies considered critical by our management.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes our processes effectively address our exposure for doubtful accounts, changes in the economy, industry, or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by us.

Inventory Valuation. Management reviews inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. The review includes identification of slow moving inventories, obsolete inventories and discontinued products or lines of products. The identification process includes historical performance of the inventory, current operational plans for the inventory, as well as industry and customer specific trends. If our actual results differ from management expectations with respect to the selling of our inventories at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.

Impairment of Long-Lived Assets (Including Property, Plant and Equipment), Goodwill and Identifiable Intangible Assets. We reduce the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts (i.e., assets are deemed to be impaired). Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

Rebate Receivables. Rebates are received from crop protection and seed products, based on programs offered by our vendors. The programs vary based on the product type and specific vendor practice. Historically, more than 85% of the rebates earned were from our chemical suppliers. The majority of the rebate programs run on a crop year basis, typically from October 1st to September 30th, although other periods are sometimes used. We also negotiate individually with our vendors for additional rebates after the conclusion of the crop year and often several months after we have purchased and sold the products for which we are negotiating rebates. Historically, the majority of the rebates have been earned based on our sales of the suppliers’ products in a given crop year. The rebate receivable recorded monthly is based on actual sales and the historical rebate percentage received. The actual rebates earned for most programs are finalized in our fourth fiscal quarter and adjustments are made to the accrual as necessary. The majority of our rebate receivables are collected during our fourth quarter. Because the nature of the programs and the amount of rebates available are determined by our vendors, there can be no assurance that historical rebate trends will continue.

Off Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g. operating leases) where the economics and sound business principles warrant their use. We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of our business. For more information, see “—Obligations and Commitments” above.

Related Party Transactions

As part of the Acquisition, UAP Holdings, United Agri Products and certain of its subsidiaries entered into a seller transition services agreement with ConAgra Foods pursuant to which we would perform certain information technology, accounting, office support and other services for ConAgra Foods. In addition, we granted to ConAgra Foods and its international subsidiaries an exclusive two-year license to use certain of our trademarks and trade names outside the United States and Canada. ConAgra Foods paid us an aggregate fee of $1.3 million for the license and the services provided under the seller transition services agreement. The seller transition services agreement was terminated by ConAgra Foods on September 30, 2004.

As part of the Acquisition, ConAgra Foods, UAP Holdings, United Agri Products and certain of its subsidiaries entered into a buyer transition services agreement pursuant to which ConAgra Foods would provide certain information technology and other administrative services to us for a period of one year. As consideration for these services, we paid ConAgra Foods $7.5 million. For the thirteen and forty week periods ended November 28, 2004, $1.9 million and $5.6 million, respectively, in expense was recognized by us for services performed pursuant to this agreement. This transition services agreement expired on November 23, 2004, in accordance with its terms.

Expenses incurred by ConAgra Foods and allocated to us were historically determined based on the specific services that were provided or were allocated based on ConAgra Foods’ investment in us in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged us finance charges on ConAgra Foods’ investment in and advances to us. Management believes that such expense allocations were reasonable. It is not practical to estimate the expenses that would have been incurred by us if we had been operated on a stand-alone basis. Corporate allocations included allocated selling, general and administrative expenses of $2.9 and $9.0 million respectively for the thirteen and thirty nine weeks ending November 23, 2003. Allocated finance charges, presented net of third party finance fee income, are $3.9 million and $12.2 million for the thirteen and thirty nine weeks ending November 23, 2003, respectively.

Under the terms of a management consulting agreement (the “Management Agreement”) dated as of November 21, 2003 with Apollo, we retained Apollo to provide certain management consulting and financial advisory services, for which United Agri Products paid Apollo an annual management fee of $1.0 million in quarterly payments of $250,000. In addition, as consideration for arranging the Acquisition and services pertaining to certain related financing transactions, United Agri Products paid Apollo a fee of $5.0 million in January 2004, which was accounted for as part of the Acquisition. In connection with the Common Stock Offering, the Management Agreement was terminated and Apollo was paid a $3.5 million transaction fee on November 29, 2004.

Cautionary Statements for Forward-Looking Information

This Report includes “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. Such risks, uncertainties and other factors may include, among others:

•	general economic and business conditions;

•	industry trends;

•	restrictions contained in our debt agreements;

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	the seasonality of our business and weather conditions;

•	the possibility of liability for pollution and other damage that is not covered by insurance or that exceeds our insurance coverage;

•	increased competition in the markets in which we operate;

•	our dependence on rebate programs to attain profitability;

•	our dependence on a limited number of key executives who we may not be able to adequately replace if they leave our company;

•	changes in government regulations, agricultural policy and environmental, health and safety laws and regulations;

•	the cost of developing our own stand-alone systems and infrastructure;

•	changes in business strategy, development plans or cost savings plans;

•	the loss of any of our major suppliers or the bankruptcy or financial distress of our customers;

•	the ability to attain and maintain any price increases for our products;

•	availability, terms and deployment of capital; and

•	other factors over which we have little or no control.

These risks and certain other uncertainties are discussed in more detail under the caption “Risk Factors” in the Registration Statement.

There may be other factors, including those discussed elsewhere in this Report, which could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The principal market risk affecting our business has been exposure to changes in energy prices and, to a lesser extent, foreign currency risks. We are currently exposed to market risks including exposure to changes in energy prices, with respect to which we currently pay market rates. As a result of the Acquisition, we are also subject to interest rate risk. Based upon the amounts outstanding under our revolving credit facility, as of November 28, 2004, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $2.1 million.

ITEM 4.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as they related to our business (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective as of the end of the period covered by this Report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. In addition, there have been no changes in our internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

No.	Item
10.1	Letter Agreement, dated December 23, 2004, amending and restating the Letter Agreement, dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated December 23, 2004 (File No. 333-111710)).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AGRI PRODUCTS, INC.

Date: January 12, 2005	By:	/S/ DAVID W. BULLOCK
David W. Bullock, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)