Form 10-Q
period 2005-05-29
UNITED AGRI PRODUCTS INC
filed 2005-07-12
CIK 1274762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2005

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

Yes   ☒    No  ☐

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Class	Outstanding at July 6, 2005
Common Stock, par value $1.00 per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of United Agri Products, Inc.

Greeley, Colorado

We have reviewed the accompanying condensed consolidated balance sheets of United Agri Products, Inc. and subsidiaries (the “Company”) as of May 29, 2005 and May 30, 2004, the related condensed consolidated statements of earnings and of cash flows for the 13-week period ended May 29, 2005 and the 14-week period ended May 30, 2004, and the condensed consolidated statement of stockholder’s equity for the thirteen week period ended May 29, 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Agri Products, Inc. and subsidiaries as of February 27, 2005, and the related consolidated statements of earnings, stockholder’s equity, and cash flows for the year then ended (not presented herein) and in our report dated May 27, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 27, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Denver, Colorado

July 5, 2005

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

UNAUDITED

	May 29, 2005	February 27, 2005	May 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,730	$48,201	$26,593
Receivables, less allowance for doubtful accounts of $15,524, $13,749 and $27,881	1,008,861	235,175	896,057
Inventories	681,913	697,134	594,079
Deferred income taxes	21,223	17,263	3,103
Vendor prepay	33,360	149,010	32,243
Other current assets	5,016	7,310	10,489

Total current assets	1,766,103	1,154,093	1,562,564
Property, plant and equipment	107,414	104,745	102,607
Less accumulated depreciation	(17,876)	(15,080)	(5,442)

Property, plant and equipment, net	89,538	89,665	97,165
Goodwill	34,645	34,645	43,465
Intangible assets, net	25,561	25,894	6,705
Deferred income taxes	1,196	1,563	6,605
Debt issue costs, net	16,767	17,107	19,247
Investment in unconsolidated affiliates	3,360	4,071	3,050
Other assets	643	506	(1,039)

Total assets	$1,937,813	$1,327,544	$1,737,762

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$55	$42,123
Intercompany borrowings	31,039	25,287	(133)
Accounts payable	1,217,686	822,864	996,143
Other accrued liabilities	205,269	72,686	235,396
Income taxes payable	35,379	3,252	6,517
Deferred income taxes	108	108	8,709

Total current liabilities	1,489,481	924,252	1,288,755
Long-term debt	203,500	203,500	225,000
Other non-current liabilities	3,645	2,871	5,646
Deferred income taxes	23,156	23,590	264
Commitments and contingencies (note 8)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000, issued and outstanding for each date presented	1	1	1
Additional paid-in capital	175,842	175,842	179,999
Retained (deficit) earnings	39,310	(5,802)	38,699
Accumulated other comprehensive income (loss)	2,878	3,290	(602)

Stockholder’s equity	218,031	173,331	218,097

Total liabilities and stockholder’s equity	$1,937,813	$1,327,544	$1,737,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except earnings per share amounts)

UNAUDITED

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
Net sales	$1,356,910	$1,258,489
Costs and expenses:
Cost of goods sold	1,188,158	1,122,755

Gross profit	168,752	135,734
Selling, general and administrative expenses	85,623	82,811
Gain on sale of assets	(18)	(572)
Royalties, service charges and other income and expenses	(7,784)	(2,673)

Operating income	90,931	56,168
Third party interest expense	5,725	8,428
Finance related and other charges	—	1,875

Income before income taxes	85,206	45,865
Income tax expense	33,789	17,957

Net income	$51,417	$27,908

Earnings per share:
Basic	$51,417.39	$27,908.00

Diluted	$51,417.39	$27,908.00

Weighted average shares outstanding:
Basic	1,000	1,000

Diluted	1,000	1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

UNAUDITED

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
Operations
Net income	$51,417	$27,908
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	2,845	3,501
Amortization of intangibles	332	365
Amortization of debt issuance costs	991	827
Gain on sales of fixed assets	(18)	(572)
Deferred tax provision (benefit)	(4,025)	11,039
Stock compensation	173	—
Change in operating assets and liabilities:	(110,606)	(247,824)

Net cash used in operations	(58,891)	(204,756)
Investing
Additions to property, plant and equipment	(3,215)	(3,890)
Proceeds from sales of assets	381	857
Investment in unconsolidated affiliates	711	908

Net cash used in investing activities	(2,123)	(2,125)
Financing
Check float on zero balance accounts	23,621	19,437
Net borrowings of short-term debt	(55)	42,204
Debt issuance costs	(650)	—
Due to (from) UAP Holding Corp.	5,752	(133)

Net cash provided by financing activities	28,668	61,508

Net change in cash and cash equivalents	(32,346)	(145,373)
Net effect of exchange rates on cash and cash equivalents	(125)	(19)

Net change in cash and cash equivalents	(32,471)	(145,392)
Cash and cash equivalents at beginning of period	48,201	171,985

Cash and cash equivalents at end of period	$15,730	$26,593

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$797	$800
Net cash (refunded) paid during the period for income taxes	$(5,291)	$631
Dividend declared and payable to parent	$6,305	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(dollars in thousands)

UNAUDITED

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Thirteen Weeks Ended May 29, 2005
Balance at February 27, 2005	$1	$175,842	$(5,802)	$3,290	$173,331
Dividends to stockholder	—	—	(6,305)	—	(6,305)
Comprehensive income:
Net income	—	—	51,417	—	51,417
Foreign currency translation adjustment	—	—	—	(412)	(412)

Total comprehensive income	—	—	51,417	(412)	51,005

Balance at May 29, 2005	$1	$175,842	$39,310	$2,878	$218,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen-Week Period Ended May 29, 2005 and the Fourteen-Week Period Ended May 30, 2004

UNAUDITED

1.	Description of the Business and Basis of Presentation

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of United Agri Products, Inc. (a wholly-owned subsidiary of UAP Holding Corp.) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. These financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

Business. We are the largest distributor of agricultural and non-crop inputs in the United States and Canada. We market a comprehensive line of products including chemicals, seed and fertilizer to growers and regional dealers. We have approximately 330 general distribution centers and sales locations. We also have three formulation facilities where we blend products primarily for sale by our distribution facilities.

On November 24, 2003, Apollo Management, L.P. (“Apollo”), UAP Holding Corp. and ConAgra Foods consummated a transaction in which UAP Holding Corp. acquired ConAgra Foods’ United States and Canadian Agricultural Products Businesses, excluding its wholesale fertilizer and other international crop distribution businesses, which we refer to as the “Acquisition.” On November 29, 2004, UAP Holding Corp. consummated the initial public offering of its common stock, (the “Common Stock Offering”) which is traded under the symbol “UAPH” on the NASDAQ National Market.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of all our wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Investments in 50% or less owned affiliates over which we do not have the ability to exercise significant control are accounted for using the equity method. During the reported periods, we did not have any “less than 20% owned” investments in affiliates accounted for under the equity method.

Fiscal Year. Our fiscal year operates on a 52- or 53-week period ending on the last Sunday in February. Our fiscal year 2006 contains 52 weeks while our fiscal year 2005 contained 53 weeks. The additional week in fiscal year 2005 was included in the first quarter.

Seasonality. Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. During fiscal 2005 and 2004, at least 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results.

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout the year and adjusted, as necessary, in our fourth fiscal quarter. These estimates can impact our margin percentages by quarter. Also, our receivables are seasonal since customers operate on a crop year and payments are cyclical throughout the year. Accordingly, our results of operations over any one quarter are not necessarily indicative of the results to be expected over the full fiscal year.

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

Earnings Per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. For the thirteen weeks ended May 29, 2005, and the fourteen weeks ended May 30,

2004, the weighted average number of shares outstanding for both the basic and diluted earnings per share calculation was 1,000.

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
	(dollars in thousands, except earnings per share amounts)
Earnings per share
Net income	$51,417	$27,908

Weighted average shares of common stock outstanding used in computing basic earnings per share	1,000	1,000

Weighted average shares of common stock used in computing diluted earnings per share	1,000	1,000

Basic and diluted earnings per share	$51,417.39	$27,908.00

Stock Based Compensation. We account for employee stock option plans in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock based compensation expense is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of the grant.

The impact on our net income if we complied with SFAS No. 123R, “Share-Based Payment” would be as follows:

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
	(dollars in thousands, except earnings per share amounts)
Stock-Based Compensation
Net income as reported	$51,417	$27,908
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	12	36

Pro forma net income	$51,405	$27,872

Basic and diluted earnings per share:
As reported	$51,417.39	$27,908.00
Pro forma	$51,405.51	$27,872.00

Reclassifications. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no net impact on previously reported results of operations. We reclassed royalties, service charges, other income and expenses and finance related and other charges which were previously included in other income and selling, general and administrative expenses.

2.	Royalties, Service Charges and Other Income and Expenses

The table below details thirteen weeks ended May 29, 2005, and the fourteen weeks ended May 30, 2004:

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
	(dollars in thousands)
Royalties, service charges and other income and expenses
Royalty income	$(4,625)	$(2,097)
Service charge income	(1,396)	(971)
Other (income) expenses	(1,763)	395

Royalties, service charges and other income and expenses	$(7,784)	$(2,673)

3.	Finance Related and Other Charges

Finance related and other charges are composed of costs and fees related to the Acquisition, the Common Stock Offering, and related financing activities. For the fourteen weeks ended May 30, 2004, these charges consisted of $1.9 million relating to the non-accountable charges paid to ConAgra Foods relating to the Acquisition.

4.	Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of May 29, 2005, February 27, 2005, and May 30, 2004, the net receivables from customers were $872.2 million, $192.5 million, and $772.7 million, respectively, vendor rebates receivable were $121.8 million, $23.2 million, and $102.9 million, respectively, and miscellaneous receivables were $14.9 million, $19.5 million, and $20.5 million, respectively. As of May 29, 2005, February 27, 2005, and May 30, 2004, the allowance for doubtful accounts totaled, $15.5 million, $13.7 million, and $27.9 million, respectively.

Inventories. Inventories consist primarily of chemicals, fertilizers and seed, and are carried at the lower of cost or market. As of May 29, 2005, February 27, 2005, and May 30, 2004, we had $15.8 million, $25.8 million, and $16.1 million, respectively, of allowances against inventory.

The cost of inventory at distribution locations is carried either at average cost or first in, first out (FIFO). As of May 29, 2005, February 27, 2005, and May 30, 2004, approximately 32.4%, 23.5%, and 9.9%, respectively, of inventory was reported on the average cost basis.

Inventories are comprised of the following:

	May 29, 2005	February 27, 2005	May 30, 2004
	(dollars in thousands)
Product inventories
Raw materials and work in process	$9,697	$12,827	$10,189
Finished goods	672,216	684,307	583,890

Total	$681,913	$697,134	$594,079

Goodwill. At May 29, 2005, February 27, 2005, and May 30, 2004, goodwill totaled $34.6 million, $34.6 million and $43.5 million, respectively, with no amortization. During the third quarter of fiscal 2005, we finalized the Acquisition purchase price allocation with the assistance of a third party valuation of certain intangible assets that had been categorized as goodwill.

Debt Issuance Costs. Our debt issuance costs net of amortization were $16.8 million, $17.1 million, and $19.2 million as of May 29, 2005, February 27, 2005, and May 30, 2004, respectively. Our debt issuance costs consisted of costs associated with our revolving credit facility and the 8¼% Senior Notes due 2011 (the “8¼% Senior Notes”). Debt issuance costs of $0.6 million were recognized in the thirteen week period ended May 29, 2005, for the exchange offer relating to the 8¼% Senior Notes.

5.	Costs Associated with Asset Retirement Obligations

We had Asset Retirement Obligations related to SFAS No. 143, “Accounting for Asset Retirement Obligations.”

	As of the thirteen weeks ended May 29, 2005	As of the year ended February 27, 2005	As of the fourteen weeks ended May 30, 2004
	(dollars in thousands)
Asset Retirement Obligations
Beginning balance	$2,411	$2,343	$2,343
Obligations incurred	—	—	—
Obligations settled	—	(74)	—
Accretion expense	22	115	91
Cash flow revision	(4)	27	(22)

Ending Balance	$2,429	$2,411	$2,412

6.	Income Taxes

We file a consolidated return with UAP Holding Corp. If we were to have filed as a stand alone company, our income tax provision for the thirteen weeks ended May 29, 2005, and the fourteen weeks ended May 30, 2004 would have been as follows:

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
	(dollars in thousands)
U.S. federal statutory rate	$29,822	$16,053
State income taxes	3,775	2,032
Foreign credits and other	192	(128)

Total	$33,789	$17,957

7.	Debt

Total long-term debt as of May 29, 2005, February 27, 2005, and May 30, 2004, consisted of the following:

	May 29, 2005	February 27, 2005	May 30, 2004
	(dollars in thousands)
Total debt
Revolving credit facility	$—	$55	$42,123
8¼% Senior Notes	203,500	203,500	225,000

Total	203,500	203,555	267,123
Less: current portion
Revolving credit facility	—	55	42,123

Total long term	$203,500	$203,500	$225,000

Our $500.0 million asset based revolving credit facility has a five-year term and will mature in 2008. At May 29, 2005, there was $500.0 million of borrowing availability under the revolving credit facility and we had borrowing capacity thereunder of $475.8 million (after giving effect to $24.2 million of letters of credit under the sub-facility).

On December 29, 2004, $21.5 million of the 8¼% Senior Notes were redeemed with proceeds from the Common Stock Offering. In addition, we may redeem some or all of the remaining 8¼% Senior Notes at a redemption price that may include a redemption premium and a make-whole premium.

8.	Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. After taking into account liabilities recorded, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

9.	Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics. Amounts charged to expense totaled $19.3 million and $19.2 million for the thirteen weeks ended May 29, 2005, and the fourteen weeks ended May 30, 2004, respectively.

Retirement Program for Canadian Employees. United Agri Products Canada, Inc., (UAP Canada) one of our subsidiaries, currently has two retirement plans for employees of UAP Canada. They are eligible to participate in these plans after completing one year of service. One plan is an optional RRSP/DPSD Defined Contribution plan. UAP Canada matches 50% of an employee’s first 6% of contributions to the plan.

The second plan is a Defined Benefit plan. UAP Canada is responsible for funding this plan and is currently contributing at a rate of 5.95% of payroll. Benefits are based on years of credited service and average compensation in the last 5 years of service. We assumed the plan assets and obligations of the UAP Canada pension plan as reported under the Predecessor. Components of the UAP Canada pension plan are reported below.

The change in pension benefit costs is as follows:

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
	(dollars in thousands)
Pension benefit costs
Service cost for benefits earned during the period	$69	$107
Interest cost on benefit obligations	35	51
Assumed return on plan assets	(28)	(47)
Recognized net actuarial loss	—	—

Total pension benefit costs	$76	$111

10.	Equity

Stock Options. Certain of our management, directors, and employees participate in UAP Holding Corp.’s stock option plans. The changes in the outstanding stock options under the two stock option plans during the thirteen weeks ended May 29, 2005, and the fourteen weeks ended May 30, 2004, are summarized below:

	Shares subject to option	Weighted-average Exercise price per share
Stock options
Balance at February 27, 2005	3,359,535	$2.56
Granted	—
Exercised	—
Forfeited / lapsed	—

Balance at May 29, 2005	3,359,535	$2.56

Vested at May 29, 2005	2,541,827	$2.56

Balance at February 22, 2004	2,789,115	$2.56
Granted	629,047	$2.56
Exercised	—
Forfeited / lapsed	—

Balance at May 30, 2004	3,418,162	$2.56

Vested at May 30, 2004	351,762	$2.56

Deferred Compensation Plans. UAP Holding Corp. maintains two deferred compensation plans for the benefit of certain members of our management, the 2003 Deferred Compensation Plan (the “2003 DCP”), which was adopted in connection with the Acquisition and the 2004 Deferred Compensation Plan (the “2004 DCP”), which was adopted on April 2, 2004. The 2003 DCP provides for the crediting of deferred shares for each executive who entered into a retention agreement at the time of the Acquisition. The 2004 DCP provides for the crediting of deferred shares for each member of management who waived the right to receive a portion of their cash bonus for the 2004 fiscal year. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable upon a termination of the executive’s employment, certain changes in control of UAP Holding Corp. and certain offerings of UAP Holding Corp.’s common stock (based upon certain piggyback rights contained in the Management Incentive Agreement). The plans prohibit the assignment of the deferred shares except upon an executive’s death. UAP Holding Corp. established a trust (the “Rabbi Trust”) to hold the assets of the 2003 DCP and the 2004 DCP. The assets of the Rabbi Trust are subject to the claims of UAP Holding Corp.’s creditors in the event of UAP Holding Corp.’s insolvency. As of May 29, 2005, there were 1,883,466 shares of UAP Holding Corp. common stock remaining in the Rabbi Trust.

Dividends Declared. On April 29, 2005, UAP Holding Corp.’s board of directors declared a quarterly dividend on its common stock in the amount of $0.125 per share of common stock. The record date for the dividend payment was May 13, 2005, and the payment date was June 1, 2005. Also on April 29, 2005, our board declared a dividend on our common stock of $6.3 million to provide UAP Holding Corp. with the funds necessary to pay the dividend on June 1, 2005.

Long-Term Incentive Plan. On April 8, 2005, 246,975 UAP Holding Corp. restricted stock units were granted to certain employees and management pursuant to UAP Holding Corp.’s 2004 Long-Term Incentive Plan. The restricted stock units vest ratably over four years, 25% on each of the four anniversaries of the grant date. We recorded $0.2 million as compensation expense for the period ended May 29, 2005. On April 29, 2005, our board granted 2,500 restricted stock units to one of our directors. These restricted stock units vested immediately and were converted to common stock of UAP Holding Corp.

On April 29, 2005, UAP Holding Corp.’s board of directors adopted a directors deferred compensation plan (the “Director DCP”). The Director DCP allows non-employee directors to elect to defer payment of all or a portion of their fees and have such amounts credited under the plan in the form of deferred shares. UAP Holding Corp.’s board of directors (or its compensation committee) may also grant its non-employee directors deferred shares under the Director DCP. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable immediately upon a termination of the director’s service. Shares delivered under the Director DCP in respect of an award of deferred shares are charged against the share limits of the 2004 Plan. The Director DCP prohibits the assignment of the deferred shares except upon a director’s death. There were no restricted stock units outstanding under the director plan as of May 29, 2005.

11.	Business Segment and Related Information

We operate in one segment. Net sales by geographical area are based on the location of the facility producing the sales. Net sales and long-lived assets by geographical area are as follows:

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
	(dollars in thousands)
Net sales
United States	$1,322,500	$1,226,589
Canada	34,410	31,900

Total	$1,356,910	$1,258,489

	May 29, 2005	February 27, 2005	May 30, 2004
	(dollars in thousands)
Long-lived assets
United States	$167,884	$169,353	$171,325
Canada	3,826	4,098	3,873

Total	$171,710	$173,451	$175,198

Net sales by product category are as follows:

	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004
	(dollars in thousands)
Net sales by product category
Chemicals	$723,540	$724,095
Fertilizer	336,427	280,733
Seed	276,298	233,611
Other	20,645	20,050

Total	$1,356,910	$1,258,489

Long-lived assets consist of property, plant and equipment net of depreciation, goodwill, intangible assets net of amortization, deferred income taxes, debt issuance costs net of amortization, investment in unconsolidated affiliates, and other assets. Long-lived assets by geographical area are based on the location of our facilities.

12.	Guarantor/Non-Guarantor Financial Information

The 8¼% Senior Notes issued by the Company are fully and unconditionally guaranteed on a joint and several basis pursuant to guarantees by all of the Company’s domestic subsidiaries (the “Guarantors”), except as noted below. Each of the Company’s direct and indirect subsidiaries is 100% owned by the Company. The 8¼% Senior Notes are not guaranteed by UAP Holding Corp., and the Canadian distribution businesses. Condensed consolidating financial information for the Guarantors and the Non-Guarantors, excluding UAP Holding Corp., is as follows:

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

May 29, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Other Non- Guarantor / Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,848	$1,882	$—	$15,730
Receivables, net	—	976,308	32,553	—	1,008,861
Inventories	—	654,909	27,004	—	681,913
Deferred income taxes	—	20,861	362	—	21,223
Vendor prepay	—	33,360	—	—	33,360
Other current assets	—	4,200	816	—	5,016

Total current assets	—	1,703,486	62,617	—	1,766,103
Property, plant and equipment	—	103,320	4,094	—	107,414
Less accumulated depreciation	—	(17,376)	(500)	—	(17,876)

Property, plant and equipment, net	—	85,944	3,594	—	89,538
Goodwill	—	34,645	—	—	34,645
Intangible assets, net	—	25,561	—	—	25,561
Deferred income taxes	—	964	232	—	1,196
Debt issue costs, net	16,767	—	—	—	16,767
Investment in unconsolidated affiliates	—	3,360	—	—	3,360
Investment in affiliates	425,151	—	—	(425,151)	—
Other assets	—	643	—	—	643

Total assets	$441,918	$1,854,603	$66,443	$(425,151)	$1,937,813

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Intercompany borrowings	$14,082	$14,454	$2,503	$—	$31,039
Accounts payable	—	1,193,687	23,999	—	1,217,686
Other accrued liabilities	6,305	195,828	3,136	—	205,269
Income taxes payable	—	30,418	4,961	—	35,379
Deferred income taxes	—	108	—	—	108

Total current liabilities	20,387	1,434,495	34,599	—	1,489,481
Long-term debt	203,500	—	—	—	203,500
Other non-current liabilities	—	3,645	—	—	3,645
Deferred income taxes	—	23,156	—	—	23,156
Commitments and contingencies (note 8)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 issued and outstanding	1	—	—	—	1
Additional paid-in capital	175,842	289,574	22,834	(312,408)	175,842
Retained (deficit) earnings	39,310	103,733	6,125	(109,858)	39,310
Accumulated other comprehensive income (loss)	2,878	—	2,885	(2,885)	2,878

Stockholder’s equity	218,031	393,307	31,844	(425,151)	218,031

Total liabilities and stockholder’s equity	$441,918	$1,854,603	$66,443	$(425,151)	$1,937,813

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

February 27, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Other Non- Guarantor / Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$37,430	$10,771	$—	$48,201
Receivables, net	—	228,158	7,017	—	235,175
Inventories	—	668,973	28,161	—	697,134
Deferred income taxes	—	16,896	367	—	17,263
Vendor prepay	—	149,010	—	—	149,010
Other current assets	3,282	2,059	1,969	—	7,310

Total current assets	3,282	1,102,526	48,285	—	1,154,093
Property, plant and equipment	—	100,434	4,311	—	104,745
Less accumulated depreciation	—	(14,632)	(448)	—	(15,080)

Property, plant and equipment, net	—	85,802	3,863	—	89,665
Goodwill	—	34,645	—	—	34,645
Intangible assets, net	—	25,894	—	—	25,894
Deferred income taxes	—	1,328	235	—	1,563
Debt issue costs, net	17,107	—	—	—	17,107
Investment in unconsolidated affiliates	—	4,071	—	—	4,071
Investment in affiliates	373,549	—	—	(373,549)	—
Other assets	—	506	—	—	506

Total assets	$393,938	$1,254,772	$52,383	$(373,549)	$1,327,544

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$55	$—	$—	$55
Intercompany borrowings	17,107	1,585	6,595	—	25,287
Accounts payable	—	812,148	10,716	—	822,864
Other accrued liabilities	—	70,652	2,034	—	72,686
Income taxes payable	—	—	3,252	—	3,252
Deferred income taxes	—	108	—	—	108

Total current liabilities	17,107	884,548	22,597	—	924,252
Long-term debt	203,500	—	—	—	203,500
Other non-current liabilities	—	2,871	—	—	2,871
Deferred income taxes	—	23,590	—	—	23,590
Commitments and contingencies (note 8)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 issued and outstanding	1	—	—	—	1
Additional paid-in capital	175,842	289,574	22,834	(312,408)	175,842
Retained (deficit) earnings	(5,802)	54,189	3,654	(57,843)	(5,802)
Accumulated other comprehensive income (loss)	3,290	—	3,298	(3,298)	3,290

Stockholder’s equity	173,331	343,763	29,786	(373,549)	173,331

Total liabilities and stockholder’s equity	$393,938	$1,254,772	$52,383	$(373,549)	$1,327,544

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

May 30, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Other Non- Guarantor / Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,732	$4,861	$—	$26,593
Receivables, net	—	865,837	30,220	—	896,057
Inventories	—	569,988	24,091	—	594,079
Deferred income taxes	2,670	433	—	—	3,103
Vendor prepay	—	32,243	—	—	32,243
Other current assets	—	9,100	1,389	—	10,489

Total current assets	2,670	1,499,333	60,561	—	1,562,564
Property, plant and equipment	—	98,531	4,076	—	102,607
Less accumulated depreciation	—	(5,236)	(206)	—	(5,442)

Property, plant and equipment, net	—	93,295	3,870	—	97,165
Goodwill	—	43,465	—	—	43,465
Intangible assets, net	—	6,705	—	—	6,705
Deferred income taxes	—	6,605	—	—	6,605
Debt issue costs, net	9,658	9,589	—	—	19,247
Investment in unconsolidated affiliates	—	3,050	—	—	3,050
Investment in affiliates	448,078	—	—	(448,078)	—
Other assets	—	(1,042)	3	—	(1,039)

Total assets	$460,406	$1,661,000	$64,434	$(448,078)	$1,737,762

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$39,172	$2,951	$—	$42,123
Intercompany borrowings	—	(133)	—	—	(133)
Accounts payable	—	972,319	23,824	—	996,143
Other accrued liabilities	17,309	212,511	5,576	—	235,396
Income taxes payable	—	6,517	—	—	6,517
Deferred income taxes	—	8,709	—	—	8,709

Total current liabilities	17,309	1,239,095	32,351	—	1,288,755
Long-term debt	225,000	—	—	—	225,000
Other non-current liabilities	—	5,646	—	—	5,646
Deferred income taxes	—	264	—	—	264
Commitments and contingencies (note 8)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 issued and outstanding	1	—	—	—	1
Additional paid-in capital	179,999	372,839	33,316	(406,155)	179,999
Retained (deficit) earnings	38,699	43,156	(1,231)	(41,925)	38,699
Accumulated other comprehensive income (loss)	(602)	—	(2)	2	(602)

Stockholder’s equity	218,097	415,995	32,083	(448,078)	218,097

Total liabilities and stockholder’s equity	$460,406	$1,661,000	$64,434	$(448,078)	$1,737,762

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Thirteen Weeks Ended May 29, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Other Non- Guarantor / Eliminations / Adjustments	Total
Net sales	$—	$1,322,500	$34,410	$—	$1,356,910
Costs and expenses:
Cost of goods sold	—	1,160,803	27,355	—	1,188,158

Gross profit	—	161,697	7,055	—	168,752
Selling, general and administrative expenses	309	83,108	2,206	—	85,623
(Gain) on sale of assets	—	(18)	—	—	(18)
Royalties, service charges and other income and expenses	—	(7,999)	215	—	(7,784)

Operating income	(309)	86,606	4,634	—	90,931
Third party interest expense	682	4,674	369	—	5,725

Income before income taxes	(991)	81,932	4,265	—	85,206
Income tax expense	(393)	32,388	1,794	—	33,789

Net income	(598)	49,544	2,471	—	51,417
Equity in earnings of consolidated affiliates	52,015	—	—	(52,015)	—

Net Income	$51,417	$49,544	$2,471	$(52,015)	$51,417

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Fourteen Weeks Ended May 30, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Other Non- Guarantor / Eliminations / Adjustments	Total
Net sales	$—	$1,226,589	$31,900	$—	$1,258,489
Costs and expenses:
Cost of goods sold	—	1,098,245	24,510	—	1,122,755

Gross profit	—	128,344	7,390	—	135,734

Selling, general and administrative expenses	—	80,723	2,088	—	82,811
(Gain) on sale of assets	—	(572)	—	—	(572)
Royalties, service charges and other income and expenses	—	(2,953)	280	—	(2,673)

Operating income	—	51,146	5,022	—	56,168
Third party interest expense	5,152	3,195	81	—	8,428
Finance related and other charges	1,875	—	—	—	1,875

Income before income taxes	(7,027)	47,951	4,941	—	45,865
Income tax expense	(2,670)	18,256	2,371	—	17,957

Net income	(4,357)	29,695	2,570	—	27,908
Equity in earnings of consolidated affiliates	32,265	—	—	(32,265)	—

Net Income	$27,908	$29,695	$2,570	$(32,265)	$27,908

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Thirteen Weeks Ended May 29, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Other Non- Guarantor / Eliminations / Adjustments	Total
Operations
Net income (loss)	$(598)	$49,544	$2,471	$—	$51,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	2,781	64	—	2,845
Amortization of intangibles	—	332	—	—	332
Amortization of debt issuance costs	991	—	—	—	991
Gain on sales of fixed assets	—	(78)	60	—	(18)
Stock compensation	—	173	—	—	173
Deferred tax provision (benefit)	—	(4,025)	—	—	(4,025)
Change in operating assets and liabilities:	3,282	(106,487)	(7,401)	—	(110,606)

Net cash provided by (used in) operations	3,675	(57,760)	(4,806)	—	(58,891)

Investing
Additions to property, plant and equipment	—	(3,155)	(60)	—	(3,215)
Proceeds from sales of assets	—	187	194	—	381
Investment in unconsolidated affiliates	—	711	—	—	711

Net cash provided by (used in) investing activities	—	(2,257)	134	—	(2,123)

Financing
Checks written in excess of bank balances	—	23,621	—	—	23,621
Net borrowings of short-term debt	—	(55)	—	—	(55)
Debt issuance costs	(650)	—	—	—	(650)
Due to (from) affiliates	(3,025)	12,869	(4,092)	—	5,752

Net cash provided by (used in) financing activities	(3,675)	36,435	(4,092)	—	28,668

Net change in cash and cash equivalents	—	(23,582)	(8,764)	—	(32,346)
Net effect of exchange rates on cash and cash equivalents	—	—	(125)	—	(125)

Net change in cash and cash equivalents	—	(23,582)	(8,889)	—	(32,471)
Cash and cash equivalents at beginning of period	—	37,430	10,771	—	48,201

Cash and cash equivalents at end of period	$—	$13,848	$1,882	$—	$15,730

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fourteen Weeks Ended May 30, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Other Non- Guarantor / Eliminations / Adjustments	Total
Operations
Net income (loss)	$(4,357)	$29,695	$2,570	$—	$27,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	3,402	99	—	3,501
Amortization of intangibles	—	365	—	—	365
Amortization of debt issuance costs	827	—	—	—	827
Gain on sales of fixed assets	—	(573)	1	—	(572)
Deferred tax provision (benefit)	(2,308)	13,347	—	—	11,039
Change in operating assets and liabilities:	5,838	(241,156)	(12,506)	—	(247,824)

Net cash used in operations	—	(194,920)	(9,836)	—	(204,756)

Investing
Additions to property, plant and equipment	—	(3,862)	(28)	—	(3,890)
Proceeds from sales of assets	—	845	12	—	857
Investment in unconsolidated affiliates	—	908	—	—	908

Net cash used in investing activities	—	(2,109)	(16)	—	(2,125)

Financing
Checks written in excess of bank balances	—	19,437	—	—	19,437
Net borrowings of short-term debt	—	39,253	2,951	—	42,204
Due to (from) affiliates	—	(6,233)	6,100	—	(133)

Net cash provided by financing	—	52,457	9,051	—	61,508

Net change in cash and equivalents	—	(144,572)	(801)	—	(145,373)
Net effect of exchange rates on cash and equivalents	—	—	(19)	—	(19)

Net change in cash and cash equivalents	—	(144,572)	(820)	—	(145,392)
Cash and cash equivalents at beginning of period	—	166,304	5,681	—	171,985

Cash and cash equivalents at end of period	$—	$21,732	$4,861	$—	$26,593

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Unless the context requires otherwise, all references to “Company,” “we, “us,” and “our”, refer specifically to United Agri Products, Inc. and its consolidated subsidiaries. Additionally, all references to “UAP Holding Corp.” refer specifically only to UAP Holding Corp., the parent of United Agri Products, Inc., excluding its subsidiaries, and all references to “United Agri Products, Inc.” refer specifically to United Agri Products, Inc., excluding its subsidiaries.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the periods presented. You should read this analysis in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for the thirteen weeks ended May 29, 2005 are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This discussion and analysis should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

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

Our business depends on farm expenditures for crop inputs, which in turn is dependent upon planted acreage in the United States and Canada. Over the last ten years, agricultural inputs have grown 3% per year, and planted acreage has been virtually flat, leading to a relatively stable but very competitive industry for crop inputs. Our opportunities within the industry will include the use of our national distribution network to further participate in the growing seed market, grow fertilizer volumes as we extend that product offering to existing customers, continue to expand our private label lines of seed and chemicals and continue to look for more efficiencies in expenses and working capital.

Background

We market a comprehensive line of products including chemicals, seed and fertilizer to growers and regional dealers. In addition to our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom blending, inventory management and custom applications of crop inputs. The products and services we offer are critical to growers because they lower the overall cost of crop production and improve crop quality and yield. As a result of our broad scale and scope, we provide leading agricultural input companies with an efficient means to access a highly fragmented customer base of farmers and growers.

We will continue to seek to grow our business, improve margins and reduce working capital through the following principal strategies:

•	Leveraging our scale;

•	Expanding our presence in seed, fertilizer, branded and non-crop products; and

•	Targeting continued margin enhancement and working capital management.

Recent Initiatives

Improving our Nationwide Network. One of our key initiatives is to grow our business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at a local and regional level to address any gaps and opportunities we have in our network on chemical, seed, and fertilizer. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets to fill in gaps in our coverage. We have also begun to address the non-crop markets with a focused management team, and have made modifications to our sales coverage and asset base in that market.

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

Working Capital and Administrative Expense Reduction. We believe we are well positioned to continue to improve the financial performance of our business. We monitor performance regularly on key operating statistics such as credit, inventory efficiency, operating expenses, gross profit generation and overall return on invested capital. This information will continue to enable us to reduce administrative expense and average levels of working capital by concentrating on the following: earlier collection of supplier rebates, extending payable terms with key suppliers, continuing inventory efficiencies through SKU reduction efforts and centralized purchasing, evaluating our suppliers on a total return basis including working capital reductions, continuing to focus on credit policies and procedures to maximize profitability and using competition and best practices among our operating divisions to drive overall focus on working capital and expense reduction that are tied to variable compensation plans.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 29, 2005, Compared to Fourteen Weeks Ended May 30, 2004

Analysis of Condensed Consolidated Statement of Earnings

(dollars in thousands, except earnings per share amounts)	Thirteen Weeks Ended May 29, 2005	Fourteen Weeks Ended May 30, 2004	Percent Change
Net Sales	$1,356,910	$1,258,489	7.8%
Cost of goods sold	1,188,158	1,122,755	5.8%

Gross profit	168,752	135,734	24.3%
Selling, general and administrative expenses	85,623	82,811	3.4%
Gain on sale of assets	(18)	(572)	-96.9%
Royalties, service charges and other income and expenses	(7,784)	(2,673)	191.2%

Operating income	90,931	56,168	61.9%
Third party interest expense	5,725	8,428	-32.1%
Finance related and other charges	—	1,875	NM

Income before income taxes	85,206	45,865	85.8%
Income tax expense	33,789	17,957	88.2%

Net income	$51,417	$27,908	84.2%

Basic and diluted earnings per share	$51,417.39	$27,908.00	84.2%

NM = Not Meaningful

Effective tax rate	39.7%	39.2%

Comparison as a Percent of Net Sales:
Gross profit	12.4%	10.8%
Selling, general and administrative expenses	6.3%	6.6%
Operating income	6.7%	4.5%
Income before income taxes	6.3%	3.6%
Net income	3.8%	2.2%

Net Sales. Sales increased to $1,356.9 million in the thirteen weeks ended May 29, 2005, compared to $1,258.5 million for the fourteen weeks ended May 30, 2004. Sales of proprietary chemical and seed products were 14.5% of total chemical and seed sales in the thirteen weeks ended May 29, 2005, relatively flat compared to the fourteen weeks ended May 30, 2004.

Sales of chemicals were relatively flat at $723.5 million in the thirteen weeks ended May 29, 2005, from $724.1 million in the fourteen weeks ended May 30, 2004. Share gains in the Midwest and Northern Plains and a change in the way Monsanto bills its bulk herbicide business were offset by lower non-crop sales and slightly lower chemical tolling revenue due to the rationalization of two non-strategic formulation facilities that had provided toll manufacturing services. Higher volumes of glyphosate herbicides offset lower end user unit prices for glyphosate products. Sales of fertilizer increased to $336.4 million in the thirteen weeks ended May 29, 2005, from $280.7 million in the fourteen weeks ended May 30, 2004. The increase was due to higher pricing and higher volumes from fertilizer applications that normally occur in the fall and winter but were delayed into the spring due to wet weather. Sales of seed increased to $276.3 million in the thirteen weeks ended May 29, 2005, from $233.6 million in the fourteen weeks ended May 30, 2004. The increase was due to volume growth on both third party and proprietary brands and higher prices due to increased sales of seed with enhanced traits. Sales of other products were relatively flat at $20.6 million in the thirteen weeks ended May 29, 2005, from $20.1 million in the fourteen weeks ended May 30, 2004.

Cost of Goods Sold. Cost of goods sold was $1,188.2 million in the thirteen weeks ended May 29, 2005, compared to $1,122.8 million in the fourteen weeks ended May 30, 2004. Gross profit (net sales less cost of goods sold) was $168.8 million in the thirteen weeks ended May 29, 2005, compared to $135.7 million in the fourteen weeks ended May 30, 2004. Gross margin (gross profit as a percentage of net sales) was 12.4% in the thirteen weeks ended May 29, 2005, compared to 10.8% in the fourteen weeks ended May 30, 2004. The increase in gross profit and gross margin was partially due to increased cost of sales of $17.4 million in the fourteen weeks ended May 30, 2004, arising from purchase accounting for the Acquisition. At the Acquisition, the inventory on our books was written up $21.1 million to fair market value. As this inventory was sold, it increased cost of sales by $17.4 million in the fourteen weeks ended May 30, 2004. The remaining $15.6 million increase in gross profit was primarily due to lower supply chain costs and growth in seed and fertilizer volumes. Gross profit includes rebates, which are accrued monthly based on actual sales at the most likely estimated rates by supplier, then finalized in our fourth quarter and the accrual adjusted as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $85.6 million in the thirteen weeks ended May 29, 2005 from $82.8 million in the fourteen weeks ended May 30, 2004. SG&A expenses were 6.3% of sales during the thirteen weeks ended May 29, 2005, and 6.6% of sales during the fourteen weeks ended May 30, 2004. The increase in expenses was due to higher personnel costs and professional expenses associated with becoming an independent public company, and slightly higher insurance expenses, offset by one less week in the thirteen weeks ended May 29, 2005. SG&A expenses for the fourteen weeks ended May 30, 2004 include $0.3 million of management fees paid to Apollo Management.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income increased to $7.8 million in the thirteen weeks ended May 29, 2005, from $2.7 million in the fourteen weeks ended May 30, 2004. Of the total $5.1 million increase, $2.5 million was due to higher royalty income during the thirteen weeks ended May 29, 2005.

Third Party Interest Expense. Interest expense was $5.7 million in the thirteen weeks ended May 29, 2005, which related primarily to the 8¼% Senior Notes and our revolving credit facility. Interest expense includes interest on the 8¼% Senior Notes, interest and fees on the revolving credit facility, and amortization of initial revolving credit facility fees and costs relating to the issuance of the 8¼% Senior Notes. For the fourteen weeks ended May 30, 2004, third party interest expense was $8.4 million, related to interest on the 8¼% Senior Notes, our revolving credit facility, and interest paid on the final settlement payment to ConAgra Foods of $1.9 million. The fourteen weeks ended May 30, 2004 included interest expense of $2.7 million on obligations that were no longer outstanding during the thirteen weeks ended May 29, 2005. This includes interest to ConAgra Foods relating to the Acquisition, and interest relating to $21.5 million of our 8¼% Senior Notes which were redeemed December 2004.

Finance Related and Other Charges. Finance related and other charges for the fourteen weeks ended May 30, 2004, consist of $1.9 million transition services agreement expenses with ConAgra Foods related to the Acquisition.

Income Taxes. The effective income tax rate was comparable quarter over quarter at 39.7% for the thirteen weeks ended May 29, 2005 versus 39.2% for the fourteen weeks ended May 30, 2004.

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

At May 29, 2005, we had no short-term debt outstanding under our revolving credit facility compared to an outstanding balance of $42.1 million at May 30, 2004. The revolving credit facility is included in our financial statements as short-term debt. We believe that our cash flows from operating activities and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future, including funding of capital expenditures, debt service payments, and our intended dividend payments on our common stock. If our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we will need to reduce or eliminate dividends or, to the extent we are permitted to do so under our debt agreements, fund dividends with borrowings or from other sources. If we use working capital or permanent borrowings to fund dividends, we will have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. Additionally, our revolving credit facility will mature in 2008. If we are unable to refinance such indebtedness prior to its stated maturity, we will be required to use cash to repay such indebtedness, and we may not have sufficient cash available to us at that time. Even if we have sufficient cash, such a repayment would sufficiently decrease the amount of cash, if any, that is available to pay dividends.

Cash Flows

Our ongoing operations require availability of funds to service debt, fund working capital and meet capital expenditure requirements. We currently finance and expect to continue to finance these activities through cash flows from operations and from amounts available under our revolving credit facility.

Cash flows used in operating activities totaled $58.9 million in the thirteen weeks ended May 29, 2005, compared to $204.8 million in the fourteen weeks ended May 30, 2004. The improvement in net cash used in operating activities in the current period versus the prior period is primarily due to better overall payment terms from suppliers and a change in the timing of prepayments to chemical and seed suppliers. We made larger prepayments to chemical and seed suppliers in the fourth quarter of fiscal 2005, significantly reducing payment obligations to suppliers in the thirteen weeks ended May 29, 2005. However, in the fourth quarter of fiscal 2004, we decided not to make significant prepayments to suppliers. Instead, we primarily paid on regular trade terms during the fourteen weeks ended May 30, 2004, resulting in more payments to suppliers. This was partially offset by higher trade receivables from increased sales and higher inventories. Inventories were up due to higher levels of fungicide products and higher fertilizer inventory levels resulting from increased fertilizer cost and slightly delayed markets in the mid-south due to weather.

Cash flows used in investing activities totaled $2.1 million for both the thirteen weeks ended May 29, 2005, and the fourteen weeks ended May 30, 2004. Additions to property, plant and equipment were $3.2 million in the thirteen weeks ended May 29, 2005, compared to $3.9 million in the fourteen weeks ended May 30, 2004. Capital spending during the thirteen weeks ended May 29, 2005 was for a variety of projects; the largest was related to a fertilizer terminal expansion project.

Cash flows provided by financing activities were $28.7 million in the thirteen weeks ended May 29, 2005, compared to $61.5 million in the fourteen weeks ended May 30, 2004. Cash flows provided by financing activities for May 30, 2004, reflect borrowings under our revolving credit facility used to accommodate the seasonal working capital needs of our business. We actively manage our cash balances which results in check float on zero balance accounts. The cash flows provided by our check float was $23.6 million and $19.4 million for the periods ending May 29, 2005, and May 30, 2004, respectively.

Credit Facility. At May 29, 2005, there was $500.0 million of borrowing availability under the revolving credit facility and we had borrowing capacity thereunder of $475.8 million after giving effect to $24.2 million of letters of credit under the sub-facility.

Since inception of the credit facility, we have been in compliance with the financial covenants. During the fifty-two weeks ended May 29, 2005, outstanding borrowings (net of cash on hand) reached a period end peak of $275.2 million on October 24, 2004, while cash on hand reached a period end peak of $48.2 million on February 27, 2005. Our average period end borrowings (net of cash on hand) for the fifty-two week period ended May 29, 2005, were approximately $100.1 million.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. There were no material changes outside of the ordinary course of business during the thirteen weeks ended May 29, 2005.

UAP Holding Corp.’s Dependence on Us to Service it’s Obligations

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

UAP Holding Corp. is substantially more leveraged than us. As of May 29, 2005, UAP Holding Corp. had $298.5 million of total indebtedness. As described above, UAP Holding Corp. will rely on distributions from us in order to pay amounts due in respect of its 10¾% Senior Discount Notes due 2012, (which will require cash interest payments at the rate of 10¾% per annum, commencing on July 15, 2008) and to pay dividends, if any, on its outstanding common stock. However, our ability to make distributions to UAP Holding Corp. is restricted by covenants contained in our revolving credit facility and the indenture governing the 8¼% Senior Notes. While the restrictions in the indenture governing the 8¼% Senior Notes cover a wide variety of arrangements which have traditionally been used to effect highly leveraged transactions, the indenture governing the 8¼% Senior Notes may not afford the holders of the 8¼% Senior Notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. While UAP Holding Corp. has no current intention to engage in these types of transactions, there can be no assurance that it will not do so in the future if permitted under the terms of the revolving credit facility and the indenture governing the 8¼% Senior Notes.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock sufficient to provide UAP Holding Corp. with the funds necessary to pay dividends they may declare. On April 29, 2005, our board declared a quarterly dividend on our common stock in the amount of $6.3 million. The record date for the dividend payment was May 13, 2005, and the payment date was June 1, 2005.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of our indebtedness, including the revolving credit facility and the indentures governing the 8¼% Senior Notes, may also restrict us from paying cash dividends on our common stock under some circumstances.

In the past, cash flow provided by our operating activities has been highly variable, resulting in negative cash flow during certain periods. Because of the variability, if our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we may need to reduce or eliminate dividends or, to the extent permitted by our debt agreements fund all or part of the dividends with additional debt or other sources of cash. To the extent we pay dividends, the amount of cash available to us to pay principal of, and interest on, our outstanding debt will be reduced. A failure to pay principal of, or interest on, our debt would constitute an event of default under the applicable debt agreements, giving the holders of the debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all. An event of default under debt agreements, or an acceleration of the debt hereunder, could also trigger an event of default under other debt agreements. Furthermore, if we fund dividends with additional debt, our interest expense will increase, which may cause a further reduction in the amount of cash available to us. Subject to certain restrictions in the indenture governing the 8¼% Senior Notes, additional debt could be secured and therefore effectively senior to the 8¼% Senior Notes.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. There has been no material change in accounting policies considered critical by our management. However, we have refined our methodology for estimating chemical rebates receivable.

Forward-Looking Statements

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements including, among other things, the matters discussed in this Report under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such risks, uncertainties and other factors may include, among others:

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

These risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 27, 2005 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

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

Market risks affecting our business are exposure to changes in energy prices foreign currency risks and interest rate risks.

Our average period end borrowings under the revolving credit agreement (net of cash on hand) for the fifty-two week period ended May 29, 2005, were approximately $100.1 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average period end borrowings (net of cash on hand) for the fifty-two week period ended May 29, 2005, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $1.0 million.

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

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 12, 2005

UNITED AGRI PRODUCTS, INC.
(Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory on behalf of Registrant)