Form 10-Q
period 2005-08-28
UNITED AGRI PRODUCTS INC
filed 2005-10-12
CIK 1274762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class	Outstanding at October 11, 2005
Common Stock, par value $1.00 per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of United Agri Products, Inc.

Greeley, Colorado

We have reviewed the accompanying condensed consolidated balance sheets of United Agri Products, Inc. and subsidiaries (the “Company”) as of August 28, 2005 and August 29, 2004, the related condensed consolidated statements of earnings for the 13-week and 26-week periods ended August 28, 2005 and the 13-week and 27-week periods ended August 29, 2004, the condensed consolidated statements of cash flows for the 26-week period ended August 28, 2005 and the 27-week period ended August 29, 2004, and the condensed consolidated statement of stockholder’s equity for the 26-week period ended August 28, 2005. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Denver, Colorado

October 6, 2005

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

UNAUDITED

	August 28, 2005	February 27, 2005	August 29, 2004
ASSETS
Current assets:
Cash and cash equivalents	$57,642	$48,201	$20,203
Receivables, less allowance for doubtful accounts of $16,856, $13,749 and $21,499	798,184	235,175	706,795
Inventories	515,352	697,134	449,602
Deferred income taxes	21,385	17,263	21,851
Vendor prepay	18,958	149,010	27,585
Other current assets	3,474	7,310	12,267

Total current assets	1,414,995	1,154,093	1,238,303
Property, plant and equipment	110,324	104,745	105,789
Less accumulated depreciation	(20,526)	(15,080)	(9,451)

Property, plant and equipment, net	89,798	89,665	96,338
Goodwill	34,645	34,645	41,407
Intangible assets, net	25,229	25,894	6,332
Deferred income taxes	1,361	1,563	5,172
Debt issue costs, net	15,789	17,107	18,420
Investment in unconsolidated affiliates	3,593	4,071	3,871
Other assets	746	506	4,174

Total assets	$1,586,156	$1,327,544	$1,414,017

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$55	$180,299
Intercompany borrowings	33,938	25,287	1,642
Accounts payable	855,376	822,864	556,575
Other accrued liabilities	201,506	72,686	166,561
Income taxes payable	27,960	3,252	—
Deferred income taxes	340	108	106

Total current liabilities	1,119,120	924,252	905,183
Long-term debt	203,500	203,500	225,000
Other non-current liabilities	3,870	2,871	2,343
Deferred income taxes	22,892	23,590	38,801
Commitments and contingencies (note 9)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000, issued and outstanding for each date presented	1	1	1
Additional paid-in capital	175,842	175,842	179,999
Retained earnings (deficit)	56,576	(5,802)	62,014
Accumulated other comprehensive income	4,355	3,290	676

Stockholder’s equity	236,774	173,331	242,690

Total liabilities and stockholder’s equity	$1,586,156	$1,327,544	$1,414,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except share data)

UNAUDITED

	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
Net sales	$757,459	$703,981	$2,114,369	$1,962,470
Costs and expenses:
Cost of goods sold	647,700	596,959	1,835,858	1,719,714

Gross profit	109,759	107,022	278,511	242,756
Selling, general and administrative expenses	72,685	70,308	158,308	153,119
Gain on sale of assets	(1,455)	(32)	(1,473)	(604)
Royalties, service charges and other income and expenses	(10,040)	(10,762)	(17,824)	(13,435)

Operating income	48,569	47,508	139,500	103,676
Third party interest expense	6,389	7,801	12,114	16,229
Finance related and other charges	—	1,875	—	3,750

Income before income taxes	42,180	37,832	127,386	83,697
Income tax expense	16,713	14,517	50,502	32,474

Net income	$25,467	$23,315	$76,884	$51,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

UNAUDITED

	Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
Operations
Net income	$76,884	$51,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,594	6,539
Amortization of intangibles	665	745
Amortization of debt issuance costs	1,968	1,654
Gain on sales of fixed assets	(1,473)	(604)
Deferred tax provision (benefit)	(4,386)	23,658
Change in operating assets and liabilities:	(73,668)	(396,593)

Net cash provided by (used in) operations	5,584	(313,378)
Investing
Acquisition payment to ConAgra Foods, Inc.	—	(58,236)
Additions to property, plant and equipment	(6,417)	(6,149)
Proceeds from sales of assets	2,191	968
Investment in unconsolidated affiliates	478	87

Net cash used in investing activities	(3,748)	(63,330)
Financing
Check float on zero balance accounts	5,760	42,866
Net borrowings (repayments) of short-term debt	(55)	180,299
Debt issuance costs	(650)	—
Due to UAP Holding Corp.	8,652	1,642
Dividends paid	(6,304)	—

Net cash provided by financing activities	7,403	224,807

Net change in cash and cash equivalents	9,239	(151,901)
Net effect of exchange rates on cash and cash equivalents	202	119

Net change in cash and cash equivalents	9,441	(151,782)
Cash and cash equivalents at beginning of period	48,201	171,985

Cash and cash equivalents at end of period	$57,642	$20,203

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,006	$13,222
Net cash paid during the period for income taxes on behalf of parent	$13,813	$20,287
Dividend declared and payable to parent	$8,202	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(dollars in thousands)

UNAUDITED

Twenty-Six Weeks Ended August 28, 2005	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

Balance at February 27, 2005	$1	$175,842	$(5,802)	$3,290	$173,331
Dividends to stockholder	—	—	(14,506)	—	(14,506)
Comprehensive income:
Net income	—	—	76,884	—	76,884
Foreign currency translation adjustment	—	—	—	1,065	1,065

Total comprehensive income	—	—	—	—	77,949

Balance at August 28, 2005	$1	$175,842	$56,576	$4,355	$236,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2005 and the Thirteen and Twenty-Seven

Week Periods Ended August 29, 2004

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

On November 24, 2003, Apollo Management, L.P. (“Apollo”), UAP Holding Corp. and ConAgra Foods consummated a transaction in which UAP Holding Corp. acquired ConAgra Foods’ United States and Canadian Agricultural Products Businesses, excluding its wholesale fertilizer and other international crop distribution businesses, which we refer to as the “Acquisition.” On November 29, 2004, UAP Holding Corp. consummated the initial public offering of its common stock (the “Common Stock Offering”), which is traded under the symbol “UAPH” on the NASDAQ National Market.

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

Seasonality. Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. Typically at least 75% of our net sales occur during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results.

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout our fiscal year and adjusted, as necessary, in our fourth fiscal quarter. These estimates can impact our margin percentages by quarter. Also, our receivables are seasonal since customers operate on a crop year and payments are cyclical throughout the year. Accordingly, our results of operations over any one-quarter are not necessarily indicative of the results to be expected over the full fiscal year.

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

Earnings Per Share. Earning per share information is not presented, as the Company is a wholly owned subsidiary of UAP Holding Corp.

Stock Based Compensation. Certain of our employees participate in UAP Holding Corp’s stock option plan. We account for employee stock option plans in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock based compensation expense is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of the grant.

The impact on our net income if we applied the fair value measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” would be as follows:

Stock-Based Compensation	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands, except earnings per share amounts)
Net income as reported	$25,467	$23,315	$76,884	$51,223
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	12	36	24	71

Pro forma net income	$25,455	$23,279	$76,860	$51,152

Reclassifications. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no net impact on previously reported results of operations. We reclassified royalties, service charges, other income and expenses and finance related and other charges which were previously included in other income and selling, general and administrative expenses. We also reclassified cash, vendor prepay, other current assets, and deferred taxes.

2.	Royalties, Service Charges and Other Income and Expenses

The table below details royalties, service charges and other income and expenses.

Royalties, service charges and other income and expenses	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Royalty income	$(4,329)	$(3,050)	$(8,954)	$(5,147)
Service charge income	(2,644)	(2,929)	(4,040)	(3,900)
Other income	(3,067)	(4,783)	(4,830)	(4,388)

Royalties, service charges and other income and expenses	$(10,040)	$(10,762)	$(17,824)	$(13,435)

3.	Finance Related and Other Charges

Finance related and other charges are composed of costs and fees related to the Acquisition, the Common Stock Offering, and related financing activities. For the thirteen and twenty-seven weeks ended August 29, 2004, these charges consisted of $1.9 million and $3.8 million, respectively, relating to the non-accountable charges paid to ConAgra Foods for the Acquisition.

4.	Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of August 28, 2005, February 27, 2005, and August 29, 2004, the net receivables from customers were $623.8 million, $192.5 million, and $547.1 million, respectively, vendor rebates receivable were $151.0 million, $23.2 million, and $129.4 million, respectively, and miscellaneous receivables were $23.3 million, $19.5 million, and $30.3 million, respectively. The net receivables from customers include receivables from unconsolidated investees in the amounts of $2.0 million, $4.0 million, and $4.3 million as of August 28, 2005, February 27, 2005, and August 29, 2004, respectively.

Inventories. Inventories consist primarily of chemicals, fertilizer, and seed, and are carried at the lower of cost or market. As of August 28, 2005, February 27, 2005, and August 29, 2004, we had $8.6 million, $25.8 million, and $7.4 million, respectively, of allowances against inventory.

The cost of inventory at distribution locations is carried either at average cost or first in, first out (FIFO). As of August 28, 2005, February 27, 2005, and August 29, 2004, approximately 58.1%, 23.5%, and 12.5%, respectively, of inventory was reported on the average cost basis.

Inventories are comprised of the following:

	August 28, 2005	February 27, 2005	August 29, 2004
	(dollars in thousands)
Raw materials and work in process	$8,545	$12,827	$10,504
Finished goods	506,807	684,307	439,098

Total	$515,352	$697,134	$449,602

Goodwill. At August 28, 2005, February 27, 2005, and August 29, 2004, goodwill totaled $34.6 million, $34.6 million, and $41.4 million, respectively, with no amortization. During the third quarter of fiscal 2005, we finalized the Acquisition purchase price allocation with the assistance of a third party valuation of certain intangible assets that had been categorized as goodwill.

Debt Issuance Costs. Our debt issuance costs net of amortization were $15.8 million, $17.1 million, and $18.4 million as of August 28, 2005, February 27, 2005, and August 29, 2004, respectively. Our debt issuance costs consisted of costs associated with our revolving credit facility and the 8 1/4% Senior Notes due 2011 (the “8 1/4% Senior Notes”). Debt issuance costs of $0.6 million were recognized in the first half of fiscal year 2006, for the exchange offer relating to the 8 1/4% Senior Notes.

5.	Costs Associated with Asset Retirement Obligations

We had Asset Retirement Obligations related to SFAS No. 143, “Accounting for Asset Retirement Obligations” as follows:

	Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	(dollars in thousands)
Beginning fiscal year balance	$2,411	$2,343
Obligations incurred	—	—
Obligations settled	—	—
Accretion expense	44	44
Cash flow revision	(9)	42

Ending Balance	$2,446	$2,429

6.	Costs Associated with Exit or Disposal Activities

We consolidated two regional sales offices and two formulating plants during the second half of fiscal 2005. The tables below show the activity related to costs associated with exit or disposal activities.

	Thirteen Weeks Ended August 28, 2005	Twenty-Six Weeks Ended August 28, 2005
	(dollars in thousands)
Expenses related to closure activities
Severance expenses	$10	$(55)
Lease expense	52	52
Other cost of goods sold	32	517

Total cost of goods sold	94	514
Other income	—	(24)

Total closure expenses	$94	$490

	As of August 28, 2005	As of February 27, 2005
	(dollars in thousands)
Liability balance related to closure activities
Beginning fiscal year balance	$(724)	$—
Additional expense recognized	(490)	(903)
Severance and other expenses settled	908	179

Total	$(306)	$(724)

Total estimated closure expenses and total expenses recognized to date for the above consolidating activities are $1.4 million.

7.	Income Taxes

We file a consolidated return with UAP Holding Corp. We provide income taxes as if we were a stand alone company. Our income tax provision for the thirteen and twenty-six weeks ended August 28, 2005, and the thirteen and twenty-seven weeks ended August 29, 2004 differs from the federal statutory rate as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
U.S. federal statutory rate	$14,763	$13,241	$44,585	$29,294
State income taxes	1,778	931	5,553	2,963
Foreign credits and other	172	345	364	217

Total	$16,713	$14,517	$50,502	$32,474

The components of our income tax provision are as follows:

Income tax provision (benefit)	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Current:
U.S. federal	$13,579	$318	$45,314	$4,155
U.S. state	1,817	(174)	6,112	536
Outside United States	1,647	1,754	3,441	4,125
Effect of foreign currency exchange on deferred taxes	28	—	20	—

Total current	17,071	1,898	54,887	8,816
Deferred:
U.S. federal	(291)	11,515	(3,806)	21,232
U.S. state	(39)	1,104	(559)	2,426
Outside United States	—	—	—	—
Effect of foreign currency exchange on deferred taxes	(28)	—	(20)	—

Total deferred	(358)	12,619	(4,385)	23,658

Total	$16,713	$14,517	$50,502	$32,474

8.	Debt

Total current and long-term debt as of August 28, 2005, February 27, 2005, and August 29, 2004, consisted of the following:

Total debt	August 28, 2005	February 27, 2005	August 29, 2004
	(dollars in thousands)
Revolving credit facility	$—	$55	$180,299
8 1/4% Senior Notes	203,500	203,500	225,000

Total debt	203,500	203,555	405,299
Less: current portion
Revolving credit facility	—	55	180,299

Total long-term debt	$203,500	$203,500	$225,000

Our $500.0 million asset based revolving credit facility will mature in 2008.

At August 28, 2005, there was $500.0 million of borrowing availability under the revolving credit facility and we had borrowing capacity thereunder of $486.7 million (after giving effect to $13.3 million of letters of credit under the sub-facility).

On December 29, 2004, $21.5 million of the 8 1/4% Senior Notes were redeemed with proceeds from the Common Stock Offering. In addition, we may redeem some or all of the remaining 8 1/4% Senior Notes at a redemption price that may include a redemption premium and a make-whole premium.

9.	Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. After taking into account liabilities recorded, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics. Amounts charged to expense totaled $7.8 million and $27.1 million for the thirteen and twenty-six weeks ended August 28, 2005, respectively, and $10.7 million and $29.9 million for the thirteen and twenty-seven weeks ended August 29, 2004, respectively.

Retirement Program for Canadian Employees. United Agri Products Canada, Inc., (“UAP Canada”) one of our subsidiaries, currently has two retirement plans for employees of UAP Canada. They are eligible to participate in these plans after completing one year of service. One plan is an optional RRSP/DPSD Defined Contribution plan. UAP Canada matches 50% of an employee’s first 6% of contributions to the plan.

The second plan is a defined benefit plan. UAP Canada is responsible for funding this plan and is currently contributing at a rate of 7.10% of payroll. Benefits are based on years of credited service and average compensation in the last 5 years of service. Components of the UAP Canada pension plan are reported below.

The change in pension benefit costs is as follows:

Pension benefit costs	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Service cost for benefits earned during the period	$93	$107	$162	$214
Interest cost on benefit obligations	48	51	83	102
Assumed return on plan assets	(38)	(47)	(66)	(94)

Total pension benefit costs	$103	$111	$179	$222

11.	Equity

Stock Options. Certain of our management, directors, and employees participate in UAP Holding Corp.’s stock option plans. The changes in the outstanding stock options under the two stock option plans during the twenty-six weeks ended August 28, 2005, and the twenty-seven weeks ended August 29, 2004, are summarized below:

Stock options	Shares subject to option	Weighted-average Exercise price per share
Balance at February 27, 2005	3,359,535	$2.56
Granted	—
Exercised	(37,259)	$2.56
Forfeited / lapsed	(13,550)	$2.56

Balance at August 28, 2005	3,308,726	$2.56

Vested at August 28, 2005	2,504,568	$2.56

Balance at February 22, 2004	2,789,115	$2.56
Granted	629,047	$2.56
Exercised	—
Forfeited / lapsed	—

Balance at August 29, 2004	3,418,162	$2.56

Vested at August 29, 2004	351,762	$2.56

Deferred Compensation Plans. UAP Holding Corp. maintains two deferred compensation plans for the benefit of certain members of our management, the 2003 Deferred Compensation Plan (the “2003 DCP”), which was adopted in connection with the Acquisition and the 2004 Deferred Compensation Plan (the “2004 DCP”), which was adopted on April 2, 2004. The 2003 DCP provides for the crediting of deferred shares for each executive who entered into a retention agreement at the time of the Acquisition. The 2004 DCP provides for the crediting of deferred shares for each member of management who waived the right to receive a portion of their cash bonus for the 2004 fiscal year. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable upon a termination of the executive’s employment, certain changes in control of UAP Holding Corp. and certain offerings of UAP Holding Corp.’s common stock (based upon certain piggyback rights contained in the Management Incentive Agreement). The plans prohibit the assignment of the deferred shares except upon an executive’s death. UAP Holding Corp. established a trust (the “Rabbi Trust”) to hold the assets of the 2003 DCP and the 2004 DCP. The assets of the Rabbi Trust are subject to the claims of UAP Holding Corp.’s creditors in the event of UAP Holding Corp.’s insolvency. As of August 28, 2005, there were 1,804,625 shares of UAP Holding Corp. common stock remaining in the Rabbi Trust.

Dividends Declared and Paid. On July 18, 2005, UAP Holding Corp.’s board of directors declared a quarterly dividend on its common stock in the amount of $0.1625 per share of common stock. The record date for the dividend payment was August 15, 2005, and the payment date was September 1, 2005. Also on July 18, 2005, our board declared a dividend on our common stock of $8.2 million to provide UAP Holding Corp. with the funds necessary to pay the dividend on September 1, 2005. We also paid a dividend of $6.3 million on June 1, 2005 to provide UAP Holding Corp. with the funds necessary to pay the previously declared dividend on its common stock in the amount of $0.125 per share of common stock.

Long-Term Incentive Plan. During the thirteen weeks ended August 28, 2005, 2,000 restricted stock units (“RSU’s”) were granted to certain employees and management pursuant to the UAP Holding Corp. 2004 Long-Term Incentive Plan. A total of 249,575 RSU’s have been granted and 250 RSU’s have been forfeited in the twenty-six weeks ended August 28, 2005. There were 249,325 RSU’s outstanding at August 28, 2005. The RSU’s vest ratably over four years, 25% on each of the four anniversaries of the grant date. We recorded $0.3 million and $0.4 million as compensation expense for the thirteen and twenty-six week periods ended August 28, 2005.

On April 29, 2005, UAP Holding Corp.’s board of directors adopted a directors deferred compensation plan (the “Director DCP”). The Director DCP allows non-employee directors to elect to defer payment of all or a portion of their fees and have such amounts credited under the plan in the form of deferred shares. UAP Holding Corp.’s board of directors (or its compensation committee) may also grant its non-employee directors deferred shares under the Director DCP. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable immediately upon termination of the director’s service. Shares delivered under the Director DCP in respect of an award of deferred shares are charged against the share limits of the 2004 Long-Term Incentive Plan. The Director DCP prohibits the assignment of the deferred shares except upon a director’s death. There were no restricted stock units outstanding under the Director DCP as of August 28, 2005.

12.	Business Segment and Related Information

We operate in one segment. Net sales and long-lived assets by geographical area are as follows:

Net sales	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
United States	$727,350	$676,444	$2,049,850	$1,903,033
Canada	30,109	27,537	64,519	59,437

Total	$757,459	$703,981	$2,114,369	$1,962,470

Long-lived assets	August 28, 2005	February 27, 2005	August 29, 2004
	(dollars in thousands)
United States	$167,220	$169,353	$171,687
Canada	3,941	4,098	4,027

Total	$171,161	$173,451	$175,714

Net sales by product category are as follows:

Net sales by product category	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Chemicals	$570,455	$533,623	$1,293,995	$1,257,721
Fertilizer	146,844	128,536	483,271	409,269
Seed	22,671	26,360	298,969	259,971
Other	17,489	15,462	38,134	35,509

Total	$757,459	$703,981	$2,114,369	$1,962,470

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

13.	Guarantor/Non-Guarantor Financial Information

The 8 1/4% Senior Notes issued by us are fully and unconditionally guaranteed on a joint and several basis pursuant to guarantees by all of our domestic subsidiaries (the “Guarantors”), except as noted below. Each of our direct and indirect subsidiaries is 100% owned by us. The 8 1/4% Senior Notes are not guaranteed by either UAP Holding Corp., or the Canadian distribution business. Condensed consolidating financial information for the Guarantors and the Non-Guarantors, excluding UAP Holding Corp., is as follows:

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

August 28, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$52,856	$4,786	$—	$57,642
Receivables, net	—	768,908	29,276	—	798,184
Inventories	—	498,151	17,201	—	515,352
Deferred income taxes	—	21,006	379	—	21,385
Vendor prepay	—	18,958	—	—	18,958
Other current assets	—	3,195	279	—	3,474

Total current assets	—	1,363,074	51,921	—	1,414,995
Property, plant and equipment	—	106,035	4,289	—	110,324
Less accumulated depreciation	—	(19,935)	(591)	—	(20,526)

Property, plant and equipment, net	—	86,100	3,698	—	89,798
Goodwill	—	34,645	—	—	34,645
Intangible assets, net	—	25,229	—	—	25,229
Deferred income taxes	—	1,118	243	—	1,361
Debt issue costs, net	15,789	—	—	—	15,789
Investment in unconsolidated affiliates	—	3,593	—	—	3,593
Investment in affiliates	452,686	—	—	(452,686)	—
Other assets	—	746	—	—	746

Total assets	$468,475	$1,514,505	$55,862	$(452,686)	$1,586,156

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Intercompany borrowings	$20,000	$15,112	$(1,174)	$—	$33,938
Accounts payable	—	840,119	15,257	—	855,376
Other accrued liabilities	8,201	189,335	3,970	—	201,506
Income taxes payable	—	25,744	2,216	—	27,960
Deferred income taxes	—	340	—	—	340

Total current liabilities	28,201	1,070,650	20,269	—	1,119,120
Long-term debt	203,500	—	—	—	203,500
Other non-current liabilities	—	3,870	—	—	3,870
Deferred income taxes	—	22,892	—	—	22,892
Commitments and contingencies (note 9)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 issued and outstanding	1	—	—	—	1
Additional paid-in capital	175,842	289,574	22,834	(312,408)	175,842
Retained (deficit) earnings	56,576	127,519	8,396	(135,915)	56,576
Accumulated other comprehensive income (loss)	4,355	—	4,363	(4,363)	4,355

Stockholder’s equity	236,774	417,093	35,593	(452,686)	236,774

Total liabilities and stockholder’s equity	$468,475	$1,514,505	$55,862	$(452,686)	$1,586,156

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

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
Commitments and contingencies (note 9)
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

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

August 29, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,305	$13,898	$—	$20,203
Receivables, net	—	679,852	26,943	—	706,795
Inventories	—	431,624	17,978	—	449,602
Deferred income taxes	—	21,851	—	—	21,851
Vendor prepay	—	27,585	—	—	27,585
Other current assets	—	15,813	(3,546)	—	12,267

Total current assets	—	1,183,030	55,273	—	1,238,303
Property, plant and equipment	—	101,462	4,327	—	105,789
Less accumulated depreciation	—	(9,151)	(300)	—	(9,451)

Property, plant and equipment, net	—	92,311	4,027	—	96,338
Goodwill	—	41,407	—	—	41,407
Intangible assets, net	—	6,332	—	—	6,332
Deferred income taxes	—	5,172	—	—	5,172
Debt issue costs, net	9,216	9,204	—	—	18,420
Investment in unconsolidated affiliates	—	3,871	—	—	3,871
Investment in affiliates	457,547	—	—	(457,547)	—
Other assets	—	4,174	—	—	4,174

Total assets	$466,763	$1,345,501	$59,300	$(457,547)	$1,414,017

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$170,257	$10,042	$—	$180,299
Intercompany borrowings	(4,866)	3,829	2,679	—	1,642
Accounts payable	—	545,466	11,109	—	556,575
Other accrued liabilities	3,939	159,103	3,519	—	166,561
Income taxes payable	—	—	—	—	—
Deferred income taxes	—	106	—	—	106

Total current liabilities	(927)	878,761	27,349	—	905,183
Long-term debt	225,000	—	—	—	225,000
Other non-current liabilities	—	2,343	—	—	2,343
Deferred income taxes	—	38,801	—	—	38,801
Commitments and contingencies (note 9)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 issued and outstanding	1	—	—		1
Additional paid-in capital	179,999	358,494	27,445	(385,939)	179,999
Retained (deficit) earnings	62,014	67,102	3,830	(70,932)	62,014
Accumulated other comprehensive income (loss)	676	—	676	(676)	676

Stockholder’s equity	242,690	425,596	31,951	(457,547)	242,690

Total liabilities and stockholder’s equity	$466,763	$1,345,501	$59,300	$(457,547)	$1,414,017

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Twenty-Six Weeks Ended August 28, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Eliminations / Adjustments	Total
Net sales
Costs and expenses:	$—	$2,049,850	$64,519	$—	$2,114,369
Cost of goods sold	—	1,785,171	50,687	—	1,835,858

Gross profit	—	264,679	13,832	—	278,511
Selling, general and administrative expenses	605	152,629	5,074	—	158,308
(Gain) loss on sale of assets	—	(1,533)	60	—	(1,473)
Royalties, service charges and other income and expenses	—	(17,613)	(211)	—	(17,824)

Operating income (loss)	(605)	131,196	8,909	—	139,500
Third party interest expense	1,363	10,025	726	—	12,114

Income (loss) before income taxes	(1,968)	121,171	8,183	—	127,386
Income tax expense (benefit)	(780)	47,841	3,441	—	50,502

Net income (loss)	(1,188)	73,330	4,742	—	76,884
Equity in earnings of consolidated affiliates	78,072	—	—	(78,072)	—

Net Income	$76,884	$73,330	$4,742	$(78,072)	$76,884

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Twenty-Seven Weeks Ended August 29, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Eliminations / Adjustments	Total
Net sales	$—	$1,903,033	$59,437	$—	$1,962,470
Costs and expenses:
Cost of goods sold	—	1,673,609	46,105	—	1,719,714

Gross profit	—	229,424	13,332	—	242,756
Selling, general and administrative expenses	—	148,414	4,705	—	153,119
(Gain) on sale of assets	—	(591)	(13)	—	(604)
Royalties, service charges and other income and expenses	—	(13,288)	(147)	—	(13,435)

Corporate allocations:
Operating income	—	94,889	8,787	—	103,676
Third party interest expense	10,289	5,353	587	—	16,229
Finance related and other charges	—	3,750	—	—	3,750

Income (loss) before income taxes	(10,289)	85,786	8,200	—	83,697
Income tax expense (benefit)	(3,797)	32,146	4,125	—	32,474

Net income	(6,492)	53,640	4,075	—	51,223
Equity in earnings of consolidated affiliates	57,715	—	—	(57,715)	—

Net Income	$51,223	$53,640	$4,075	$(57,715)	$51,223

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Twenty-Six Weeks Ended August 28, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Eliminations / Adjustments	Total
Operations
Net income (loss)	$76,884	$73,330	$4,742	$(78,072)	$76, 884
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of consolidated subsidiaries	(78,072)	—	—	78,072	—
Depreciation	—	5,465	129	—	5,594
Amortization of intangibles	—	665	—	—	665
Amortization of debt issuance costs	1,968	—	—	—	1,968
Gain on sales of fixed assets	—	(1,413)	(60)	—	(1,473)
Deferred tax provision (benefit)	—	(4,386)	—	—	(4,386)
Change in operating assets and liabilities:	3,281	(73,583)	(3,366)	—	(73,668)

Net cash provided by operations	4,061	78	1,445	—	5,584
Investing
Additions to property, plant and equipment	—	(6,357)	(60)	—	(6,417)
Proceeds from sales of assets	—	1,996	195	—	2,191
Investment in unconsolidated affiliates	—	478	—	—	478

Net cash provided by (used in) investing activities	—	(3,883)	135	—	(3,748)
Financing
Check float on zero balance accounts	—	5,760	—	—	5,760
Net repayments of short-term debt	—	(55)	—	—	(55)
Debt issuance costs	(650)		—	—	(650)
Due to (from) affiliates	2,893	13,527	(7,768)	—	8,652
Common stock dividend paid	(6,304)	—	—	—	(6,304)

Net cash provided by (used in) financing activities	(4,061)	19,232	(7,768)	—	7,403

Net change in cash and cash equivalents	—	15,427	(6,188)	—	9,239
Net effect of exchange rates on cash and cash equivalents	—	—	202	—	202

Net change in cash and cash equivalents	—	15,427	(5,986)	—	9,441
Cash and cash equivalents at beginning of period	—	37,430	10,771	—	48,201

Cash and cash equivalents at end of period	$—	$52,857	$4,785	$—	$57,642

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Twenty-Seven Weeks Ended August 29, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non- Guarantors	Eliminations / Adjustments	Total
Operations
Net income (loss)	$51,223	$53,640	$4,075	$(57,715)	$51,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of consolidated subsidiaries	(57,715)	—	—	57,715	—
Depreciation	—	6,357	182	—	6,539
Amortization of intangibles	—	745	—	—	745
Amortization of debt issuance costs	1,654	—	—	—	1,654
Gain on sales of fixed assets	—	(591)	(13)	—	(604)
Deferred tax provision (benefit)	—	23,658	—	—	23,658
Change in operating assets and liabilities:	67,940	(455,776)	(8,757)		(396,593)

Net cash provided by (used in) operations	63,102	(371,967)	(4,513)	—	(313,378)
Investing
Acquisition payment to ConAgra Foods Inc.	(58,236)	—	—	—	(58,236)
Additions to property, plant and equipment	—	(6,027)	(122)	—	(6,149)
Proceeds from sales of assets	—	956	12	—	968
Investment in unconsolidated affiliates	—	87	—	—	87

Net cash used in investing activities	(58,236)	(4,984)	(110)	—	(63,330)
Financing
Check float on zero balance accounts	—	42,866	—	—	42,866
Net borrowings of short-term debt	—	170,257	10,042	—	180,299
Due to (from) affiliates	(4,866)	3,829	2,679	—	1,642

Net cash provided by (used in) financing activities	(4,866)	216,952	12,721	—	224,807

Net change in cash and equivalents	—	(159,999)	8,098	—	(151,901)
Net effect of exchange rates on cash and equivalents	—	—	119	—	119

Net change in cash and cash equivalents	—	(159,999)	8,217	—	(151,782)
Cash and cash equivalents at beginning of period	—	166,304	5,681	—	171,985

Cash and cash equivalents at end of period	$—	$6,305	$13,898	$—	$20,203

14.	Subsequent Events

On September 19, 2005, we announced a restructuring of our organization and management. As part of the restructuring, we consolidated ten of our regional distribution organizations into five, closed one regional finance center, and further centralized and consolidated various accounting and administrative functions. Further, we have terminated approximately 100 employees located throughout the United States. We anticipate completing the majority of the restructuring in the third quarter of our fiscal year 2006.

We anticipate these activities will result in a total restructuring charge of approximately $1.1 to $1.5 million, primarily related to the payment of one-time termination benefits. The entire amount of this restructuring charge is expected to be paid in cash over the next twelve months.

On October 6, 2005, UAP Holding Corp.’s board of directors declared a quarterly dividend on its common stock in the amount of $0.1625 per share. The record date for the dividend payment will be November 15, 2005, and the payment date will be December 1, 2005. Also on October 6, 2005, our board declared a dividend on our common stock of $8.2 million to provide UAP Holding Corp. with the funds necessary to pay the dividend on December 1, 2005.

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

The purpose of this section is to discuss and analyze our condensed consolidated financial condition, liquidity and capital resources and results of operations for the periods presented. You should read this analysis in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for the thirteen and twenty-six weeks ended August 28, 2005, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

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

The three primary product areas of the agricultural and non-crop input markets are chemicals, seed, and fertilizer. Our industry in general is affected by a number of factors including but not limited to, cost to distribute products, customer financial condition, local and national laws and regulations, economic conditions, employment, inflation, political climate, interest rates, fuel prices and weather patterns.

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

Background

We market a comprehensive line of products including chemicals, seed, and fertilizer to growers and regional dealers. In addition to our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom blending, inventory management and custom applications of crop inputs. The products and services we offer are critical to growers because they lower the overall cost of crop production and improve crop quality and yield. As a result of our broad scale and scope, we provide leading agricultural input companies with an efficient means to access a highly fragmented customer base of farmers and growers.

We will continue to seek to grow our business, improve margins and reduce working capital through the following principal strategies:

•	Leveraging our scale;

•	Expanding our presence in seed, fertilizer, branded and non-crop products; and

•	Targeting continued margin enhancement and working capital management.

Recent Initiatives

Improving our Nationwide Network. One of our key initiatives is to grow our business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at a local and regional level to address any gaps and opportunities we have in our network on chemical, seed, and fertilizer. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets to fill in gaps in our coverage. We have addressed the non-crop markets with a focused management team, and have made modifications to our sales coverage and asset base in those markets.

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

Seed and Fertilizer Revenue Growth. We have experienced revenue growth in both of these product areas and believe there are significant growth opportunities going forward. As seed varieties continue to be enhanced through biotechnology we believe they will serve as a growth platform due to the increased value-added nature of their sale to the customer. We intend to leverage our growth in the seed business through: advanced technical training of our sales-force, hiring and strategically placing experienced salespeople, using incentive compensation plans, incorporating seed-specific performance goals, nurturing our relationships with our seed suppliers and targeting new retail and wholesale opportunities to enhance our sales presence in regions where gaps exist. We will also leverage our growth in the fertilizer business by nurturing relationships with fertilizer suppliers and by making modest investments in storage and blending facilities in regions where gaps exist.

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

RESULTS OF OPERATIONS

Analysis of Condensed Consolidated Statements of Earnings

	Thirteen Weeks Ended		Percent Change	Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004	Percent Change
	August 28, 2005	August 29, 2004
	(dollars in thousands, except share data)
Net Sales	$757,459	$703,981	7.6%	$2,114,369	$1,962,470	7.7%
Cost of goods sold	647,700	596,959	8.5%	1,835,858	1,719,714	6.8%

Gross profit	109,759	107,022	2.6%	278,511	242,756	14.7%
Selling, general and administrative expenses	72,685	70,308	3.4%	158,308	153,119	3.4%
Gain on sale of assets	(1,455)	(32)	4446.9%	(1,473)	(604)	143.9%
Royalties, service charges and other income and expenses	(10,040)	(10,762)	-6.7%	(17,824)	(13,435)	32.7%

Operating income	48,569	47,508	2.2%	139,500	103,676	34.6%
Third party interest expense	6,389	7,801	-18.1%	12,114	16,229	-25.4%
Finance related and other charges	—	1,875	NM	—	3,750	NM

Income before income taxes	42,180	37,832	11.5%	127,386	83,697	52.2%
Income tax expense	16,713	14,517	15.1%	50,502	32,474	55.5%

Net income	$25,467	$23,315	9.2%	$76,884	$51,223	50.1%

NM = Not Meaningful

Effective tax rate	39.6%	38.4%		39.6%	38.8%

Comparison as a Percent of Net Sales:
Gross margin	14.5%	15.2%		13.2%	12.4%
Selling, general and administrative expenses	9.6%	10.0%		7.5%	7.8%
Operating income	6.4%	6.7%		6.6%	5.3%
Income before income taxes	5.6%	5.4%		6.0%	4.3%
Net income	3.4%	3.3%		3.6%	2.6%

Thirteen Weeks Ended August 28, 2005, Compared to Thirteen Weeks Ended August 29, 2004

Net Sales. Sales increased to $757.5 million in the thirteen weeks ended August 28, 2005, compared to $704.0 million for the thirteen weeks ended August 29, 2004.

Sales of chemicals increased to $570.5 million in the thirteen weeks ended August 28, 2005, from $533.6 million in the thirteen weeks ended August 29, 2004. Share gains in the Midwest, Texas, and the Midsouth, helped overcome lower sales in the North Plains. Also, we now bill directly the Monsanto bulk herbicide business which during fiscal 2005 were commissioned agent transactions. Higher volumes of glyphosate herbicides more than offset lower end user unit prices for glyphosate products, while insecticide and fungicide treatments were up compared to last year due to an increase in disease and insect infestations. Sales of fertilizer increased to $146.8 million in the thirteen weeks ended August 28, 2005, from $128.5 million in the thirteen weeks ended August 29, 2004. The increase was due to higher pricing offsetting slightly lower volumes as growers marginally reduced fertilizer applications due to higher prices. Sales of seed decreased to $22.7 million in the thirteen weeks ended August 28, 2005, from $26.4 million in the thirteen weeks ended August 29, 2004. The decrease was due primarily to lower sales of soybean seed in the Midwest because of earlier seasonal plantings. Sales of other products increased slightly to $17.5 million in the thirteen weeks ended August 28, 2005, from $15.5 million in the thirteen weeks ended August 29, 2004, due to an increase in application fees.

Cost of Goods Sold. Cost of goods sold was $647.7 million in the thirteen weeks ended August 28, 2005, compared to $597.0 million in the thirteen weeks ended August 29, 2004. Gross profit (net sales less cost of goods sold) was $109.8 million in the thirteen weeks ended August 28, 2005, compared to $107.0 million in the thirteen weeks ended August 29, 2004. Gross margin (gross profit as a percentage of net sales) was 14.5% in the thirteen weeks ended August 28, 2005, compared to 15.2% in the thirteen weeks ended August 29, 2004. The increase in gross profit was primarily due to lower supply chain costs and slightly better application margins, which were offset by the volume decline in seed and some erosion in the profitability of glyphosate herbicides. The decrease in gross margin is due primarily to higher fertilizer prices as well as lower glyphosate margins. Gross profit includes supplier rebates, which are accrued monthly based on actual sales at the most likely estimated rates by supplier, then finalized in our fourth quarter and the accrual adjusted as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $72.7 million in the thirteen weeks ended August 28, 2005, from $70.3 million in the thirteen weeks ended August 29, 2004. SG&A expenses were 9.6% of sales during the thirteen weeks ended August 28, 2005, and 10.0% of sales during the thirteen weeks ended August 29, 2004. The increase in expenses was due to higher personnel costs and professional expenses associated with becoming an independent public company, fewer recoveries of bad debt and increased vehicle expenses including fuel as compared to the thirteen weeks ended August 29, 2004. The SG&A expenses for the thirteen weeks ended August 29, 2004, include $0.3 million of management fees paid to Apollo Management.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income decreased to $10.0 million in the thirteen weeks ended August 28, 2005, from $10.8 million in the thirteen weeks ended August 29, 2004. Higher royalty income during the thirteen weeks ended August 28, 2005, was offset by a gain on a post closing settlement of an acquisition during the thirteen weeks ended August 29, 2004. Higher royalties are a result of the market success of those products from which we receive royalty payments.

Third Party Interest Expense. Interest expense decreased $1.4 million to $6.4 million in the thirteen weeks ended August 28, 2005, from $7.8 million for the thirteen weeks ended August 29, 2004. The decrease was due to interest relating to $21.5 million of 8 1/4% Senior Notes which were redeemed in December 2004.

Finance Related and Other Charges. Finance related and other charges for the thirteen weeks ended August 29, 2004, consist of $1.9 million of transition services agreement expenses with ConAgra Foods related to the Acquisition.

Income Taxes. The effective income tax rate was 39.6% for the thirteen weeks ended August 28, 2005, versus 38.4% for the thirteen weeks ended August 29, 2004.

Twenty-Six Weeks Ended August 28, 2005, Compared to Twenty-Seven Weeks Ended August 29, 2004

Net Sales. Sales increased to $2,114.4 million in the twenty-six weeks ended August 28, 2005, compared to $1,962.5 million for the twenty-seven weeks ended August 29, 2004. Sales of proprietary chemical and seed products were 14.6% of total chemical and seed sales in the twenty-six weeks ended August 28, 2005, compared to 14.4% for the twenty-seven weeks ended August 29, 2004, reflecting our strategy to grow sales of proprietary products.

Sales of chemicals increased to $1,294.0 million in the twenty-six weeks ended August 28, 2005, from $1,257.7 million in the twenty-seven weeks ended August 29, 2004. Share gains in the Midwest, Texas, the Midsouth and Southeast, helped overcome lower non-crop sales and slightly lower chemical tolling revenue due to the rationalization of two non-strategic formulation facilities that had provided toll-manufacturing services. Also, we now bill directly the Monsanto bulk herbicide business which during fiscal 2005 were commissioned agent transactions. Higher volumes of glyphosate herbicides more than offset lower end user unit prices for glyphosate products, while insecticide and fungicide treatments were up compared to last year due to an increase in disease and insect infestations. Sales of fertilizer increased to $483.3 million in the twenty-six weeks ended August 28, 2005, from $409.3 million in the twenty-seven weeks ended August 29, 2004. The increase was due to higher pricing, offsetting slightly lower volumes. The slightly lower fertilizer volumes are due to lower in season applications as a result of higher prices, partially offset by higher early season fertilizer applications that normally occur in the fall and winter but were delayed into the spring due to wet weather. Sales of seed increased to $299.0 million in the twenty-six weeks ended August 28, 2005, from $260.0 million in the twenty-seven weeks ended August 29, 2004. The increase was due primarily to sales growth on both third party and proprietary brands and higher prices due to increased sales of seed with enhanced traits. Sales of other products increased slightly to $38.1 million in the twenty-six weeks ended August 28, 2005, from $35.5 million in the twenty-seven weeks ended August 29, 2004, due to an increase in application fees.

Cost of Goods Sold. Cost of goods sold was $1,835.9 million in the twenty-six weeks ended August 28, 2005, compared to $1,719.7 million in the twenty-seven weeks ended August 29, 2004. Gross profit (net sales less cost of goods sold) was $278.5 million in the twenty-six weeks ended August 28, 2005, compared to $242.8 million in the twenty-seven weeks ended August 29, 2004. Gross margin (gross profit as a percentage of net sales) was 13.2% in the twenty-six weeks ended August 28, 2005, compared to 12.4% in the twenty-seven weeks ended August 29, 2004. The increase in gross profit and gross margin was due partially to an increase in cost of sales of $17.4 million in the twenty-seven weeks ended August 29, 2004, resulting from purchase accounting for the Acquisition. At the Acquisition, the inventory on our books was written up $21.1 million to fair market value. As this inventory was sold, it increased cost of sales by $17.4 million in the twenty-seven weeks ended August 29, 2004. The remaining increase in gross profit was due primarily to lower supply chain costs, growth in seed and fertilizer sales, and growth in insecticide and fungicide sales. These gains were partially offset by some erosion in the profitability of glyphosate herbicides and plant growth regulators. Gross profit includes rebates, which are accrued monthly based on actual sales at the most likely estimated rates by supplier, then finalized in our fourth quarter and the accrual adjusted as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $158.3 million in the twenty-six weeks ended August 28, 2005 from $153.1 million in the twenty-seven weeks ended August 29, 2004. SG&A expenses decreased slightly to 7.5% of sales during the twenty-six weeks ended August 28, 2005, from 7.8% of sales during the twenty-seven weeks ended August 29, 2004. The increase in expenses was due to higher personnel costs and professional expenses associated with becoming an independent public company, higher insurance costs, fewer recoveries of bad debt, and increased vehicle expenses including fuel. These increases were partially offset by having one less week of operating expenses in the twenty-six weeks ended August 28, 2005. The SG&A expenses for the twenty-seven weeks ended August 29, 2004 include $0.5 million of management fees paid to Apollo Management.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income increased to $17.8 million in the twenty-six weeks ended August 28, 2005, from $13.4 million in the twenty-seven weeks ended August 29, 2004. The increase was due to higher royalty income during the twenty-six weeks ended August 28, 2005, slightly offset by a gain on a post closing settlement of an acquisition during the twenty-seven weeks ended August 29, 2004. Higher royalties are a result of the market success of those products from which we receive royalty payments.

Third Party Interest Expense. Interest expense was $4.1 million lower at $12.1 million in the twenty-six weeks ended August 28, 2005, compared to $16.2 million for the twenty-seven weeks ended August 29, 2004. The twenty-seven weeks ended August 29, 2004, included interest expense relating to $21.5 million of the 8 1/4% Senior Notes redeemed in December 2004, and $1.9 million of interest paid to ConAgra Foods for the acquisition.

Finance Related and Other Charges. Finance related and other charges for the twenty-seven weeks ended August 29, 2004, consist of $3.8 million transition services agreement expenses with ConAgra Foods related to the Acquisition.

Income Taxes. The effective income tax rate was 39.6% for the twenty-six weeks ended August 28, 2005, versus 38.8% for the twenty-seven weeks ended August 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal liquidity requirements are for working capital, consisting primarily of receivables, inventories, pre-paid expenses, reduced by accounts payable and accrued expenses, capital expenditures, debt service, and dividends on our common stock. We will fund our liquidity needs, including dividend payments, with cash generated from operations and, to the extent necessary, through borrowings under our revolving credit facility. In addition, we expect to fund any growth capital expenditures with cash generated from operations, reductions in working capital and incremental debt.

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

Cash flows provided (used) by operating activities totaled $5.6 million in the twenty-six weeks ended August 28, 2005, compared to ($313.4) million in the twenty-seven weeks ended August 29, 2004. The improvement in net cash provided by operating activities in the current period versus the prior period is due primarily to better overall payment terms from suppliers and a change in the timing of prepayments to chemical and seed suppliers. We made larger prepayments to chemical and seed suppliers in the fourth quarter of fiscal 2005, significantly reducing payment obligations to suppliers in the twenty-six weeks ended August 28, 2005. However, in the fourth quarter of fiscal 2004, we decided not to make significant prepayments to suppliers. Instead, we primarily paid on regular trade terms during the twenty-seven weeks ended August 29, 2004, resulting in more payments to suppliers. This was partially offset by higher trade receivables from increased sales and higher inventories. Inventories were up due to higher levels of fungicide products and higher fertilizer inventory levels resulting from increased fertilizer costs per ton.

Cash flows used in investing activities totaled $3.7 million for the twenty-six weeks ended August 28, 2005, and $63.3 million for the twenty-seven weeks ended August 29, 2004. Additions to property, plant and equipment were $6.4 million in the twenty-six weeks ended August 28, 2005, compared to $6.1 million in the twenty-seven weeks ended August 29, 2004. Capital spending during the twenty-six weeks ended August 28, 2005 was for a variety of projects; the largest was related to a fertilizer terminal expansion project. During the twenty-seven weeks ended August 29, 2004, the company made the final acquisition payment to ConAgra Foods for $58.2 million.

Cash flows provided by financing activities were $7.4 million in the twenty-six weeks ended August 28, 2005, compared to $224.8 million in the twenty-seven weeks ended August 29, 2004. Cash flows provided by financing activities for August 29, 2004, reflect borrowings under our revolving credit facility used to accommodate our seasonal working capital needs. We actively manage our cash balances which results in check float on zero balance accounts. The net change in float was $5.8 million and $42.9 million for the periods ending August 28, 2005, and August 29, 2004, respectively. The dividend paid to our stockholder of $6.3 million for the twenty-six weeks ended August 28, 2005 funded our stockholder’s dividend to its shareholders. No dividends were paid in the twenty-seven weeks ended August 29, 2004.

Credit Facility. At August 28, 2005, there was $500.0 million of borrowing availability under the revolving credit facility and we had borrowing capacity thereunder of $486.7 million after giving effect to $13.3 million of letters of credit under the sub-facility. At August 28, 2005, we had no short-term debt outstanding under our revolving credit facility compared to an outstanding balance of $180.3 million at August 29, 2004. We were able to reduce our borrowings compared to the same period a year ago by increasing our terms with our suppliers

Since inception of the credit facility, we have been in compliance with its financial covenants. During the fifty-two weeks ended August 28, 2005, outstanding borrowings (net of cash on hand) reached a period end peak of $275.2 million on October 24, 2004, while cash on hand reached a period end peak of $57.6 million on August 28, 2005. Our average period end borrowings (net of cash on hand) for the fifty-two week period ended August 28, 2005, were approximately $61.7 million.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. There were no material changes outside of the ordinary course of business during the thirteen or twenty-six weeks ended August 28, 2005.

UAP Holding Corp.’s Dependence on Us to Service its Obligations

As a holding company with no significant assets other than the ownership of 100% of our common stock, UAP Holding Corp. depends on our cash flows to service its debt and to pay dividends (if any) on its common stock. UAP Holding Corp. intends to pay quarterly cash dividends on its common stock at an annual rate of $0.65 per share. The declaration of such dividends is at the complete discretion of UAP Holding Corp.’s board of directors, and depends upon many factors, including its financial condition, earnings, legal requirements, restrictions in its debt agreement, and other factors that its board of directors deems relevant. Because our parent, UAP Holding Corp., is a holding company, its primary source of funds to fund its dividend payments will be cash distributions received from us. To the extent we make such distributions to UAP Holding Corp., the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including the 8 1/4% Senior Notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including the 8 1/4% Senior Notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all.

UAP Holding Corp. is substantially more leveraged than us. As of August 28, 2005, UAP Holding Corp. had $301.2 million of total indebtedness. As described above, UAP Holding Corp. will rely on distributions from us in order to pay amounts due in respect of its 10 3/4% Senior Discount Notes due 2012, (which will require cash interest payments at the rate of 10 3/4% per annum, commencing on July 15, 2008) and to pay dividends, if any, on its outstanding common stock. However, our ability to make distributions to UAP Holding Corp. is restricted by covenants contained in our revolving credit facility and the indenture governing the 8 1/4% Senior Notes. While the restrictions in the indenture governing the 8 1/4% Senior Notes cover a wide variety of arrangements which have traditionally been used to effect highly leveraged transactions, the indenture governing the 8 1/4% Senior Notes may not afford the holders of the 8 1/4% Senior Notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. While UAP Holding Corp. has no current intention to engage in these types of transactions, there can be no assurance that it will not do so in the future if permitted under the terms of the revolving credit facility and the indenture governing the 8 1/4% Senior Notes.

Dividend Policy

Currently we intend to pay quarterly cash dividends on our common stock sufficient to provide UAP Holding Corp. with the funds necessary to pay the dividends it may declare. On July 18, 2005, our board declared a quarterly dividend on our common stock in the amount of $8.2 million. The record date for the dividend payment was August 15, 2005, and the payment date was September 1, 2005. We paid a $6.3 million dividend on June 1, 2005.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to our common stock holder is at the discretion of our board of directors and depends upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of our indebtedness, including the revolving credit facility and the indentures governing the 8 1/4% Senior Notes, may also restrict us from paying cash dividends on our common stock under some circumstances.

In the past, cash flow provided by our operating activities has been highly variable, resulting in negative cash flow during certain periods. Because of the variability, if our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we may need to reduce or eliminate dividends or, to the extent permitted by our debt agreements fund all or part of the dividends with additional debt or other sources of cash. To the extent we pay dividends, the amount of cash available to us to pay the principal and interest on our outstanding debt will be reduced. A failure to pay the principal or interest on our debt would constitute an event of default under the applicable debt agreements, giving the holders of the debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all. An event of default under debt agreements, or an acceleration of the debt thereunder, could also trigger an event of default under other debt agreements. Furthermore, if we fund dividends with additional debt, our interest expense will increase, which may cause a further reduction in the amount of cash available for operations. Subject to certain restrictions in the indenture governing the 8 1/4% Senior Notes, additional debt could be secured and therefore effectively be senior to the 8 1/4% Senior Notes.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. There has been no material change in accounting policies considered critical by our management. However, we have refined our methodology for estimating chemical rebates receivable in response to changes in supplier rebate programs.

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

Our average period end borrowings under the revolving credit agreement (net of cash on hand) for the fifty-two week period ended August 28, 2005, were approximately $61.7 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average period end borrowings (net of cash on hand) for the fifty-two week period ended August 28, 2005, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $0.6 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and US dollar. The exchange rate was 0.8339, 0.8074, and 0.7603, at August 28, 2005, February 27, 2005, and August 29, 2004, respectively. The exchange rate has been between 0.7851 and 0.8430 for the twenty-six weeks ended August 28, 2005. A 1% change in the exchange rate has approximately a $0.4 million impact on the balance sheet value.

Changes in energy prices have a direct impact on our fuel costs. Over the past year the national weekly average per gallon price of diesel has increased from approximately $1.87 to $2.59 and gasoline has increased from $1.83 to $2.58 as of August 28, 2005. These price increases impact our supply chain and selling expenses. Based on our usage mix of these two fuels, we estimate that on average we have experienced a 30% increase in fuel prices year over year through the second quarter. Based on our historic usage a $0.15 increase in the annual average per gallon price of fuel would increase our fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel and higher prices for fertilizer inputs may reduce the cash or credit available to our customers with which they purchase other inputs or services from us.

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

Date: October 11, 2005

UNITED AGRI PRODUCTS, INC.
(Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory on behalf of Registrant)