Form 10-Q
period 2005-11-27
UNITED AGRI PRODUCTS INC
filed 2006-01-11
CIK 1274762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class	Outstanding at January 5, 2006
Common Stock, par value $1.00 per share	1,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of United Agri Products, Inc.

Greeley, Colorado

We have reviewed the accompanying condensed consolidated balance sheets of United Agri Products, Inc. and subsidiaries (the “Company”) as of November 27, 2005 and November 28, 2004, the related condensed consolidated statements of earnings for the 13-week and 39-week periods ended November 27, 2005 and the 13-week and 40-week periods ended November 28, 2004, the condensed consolidated statements of cash flows for the 39-week period ended November 27, 2005 and the 40-week period ended November 28, 2004, and the condensed consolidated statement of stockholder’s equity for the 39-week period ended November 27, 2005. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Denver, Colorado

January 9, 2006

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

UNAUDITED

	November 27, 2005	February 27, 2005	November 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$13,922	$48,201	$6,694
Receivables, less allowance for doubtful accounts of $16,119, $13,749 and $20,003	616,670	235,175	531,171
Inventories	536,641	697,134	490,649
Deferred income taxes	24,631	17,263	27,228
Vendor prepay	22,056	149,010	32,957
Other current assets	4,383	7,310	10,715

Total current assets	1,218,303	1,154,093	1,099,414
Property, plant and equipment	114,303	104,745	100,681
Less accumulated depreciation	(23,345)	(15,080)	(12,209)

Property, plant and equipment, net	90,958	89,665	88,472
Goodwill	32,431	34,645	27,873
Intangible assets, net	24,897	25,894	29,527
Deferred income taxes	1,444	1,563	—
Debt issue costs, net	14,811	17,107	19,198
Investment in unconsolidated affiliates	3,666	4,071	4,301
Other assets	466	506	653

Total assets	$1,386,976	$1,327,544	$1,269,438

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$148,965	$55	$211,556
Intercompany borrowings	35,420	25,287	3,810
Accounts payable	630,185	822,864	529,602
Other accrued liabilities	108,071	72,686	114,354
Income taxes payable	14,649	3,252	4,146
Deferred income taxes	1,580	108	46

Total current liabilities	938,870	924,252	863,514
Long-term debt	203,500	203,500	225,000
Other non-current liabilities	2,753	2,871	2,644
Deferred income taxes	19,884	23,590	17,602
Commitments and contingencies (note 8)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000, issued and outstanding for each date presented	1	1	1
Additional paid-in capital	175,842	175,842	175,842
Retained earnings (deficit)	40,898	(5,802)	(19,836)
Accumulated other comprehensive income	5,228	3,290	4,671

Stockholder’s equity	221,969	173,331	160,678

Total liabilities and stockholder’s equity	$1,386,976	$1,327,544	$1,269,438

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except share data)

UNAUDITED

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
Net sales	$323,089	$267,157	$2,437,458	$2,229,627
Costs and expenses:
Cost of goods sold	272,547	249,835	2,107,891	1,969,549

Gross profit	50,542	17,322	329,567	260,078
Selling, general and administrative expenses	55,810	47,866	214,142	200,985
(Gain) loss on sale of assets	(59)	642	(1,532)	(623)
Restructuring costs	970	857	1,460	857
Royalties, service charges and other (income) and expenses	(2,915)	(6,073)	(20,739)	(18,847)

Operating income (loss)	(3,264)	(25,970)	136,236	77,706
Third party interest expense	8,279	8,714	20,393	24,943
Finance related and other charges	—	7,903	—	11,653

Income (loss) before income taxes	(11,543)	(42,587)	115,843	41,110
Income tax expense (benefit)	(4,067)	(16,580)	46,435	15,894

Net income (loss)	$(7,476)	$(26,007)	$69,408	$25,216

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

UNAUDITED

	Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
Operations
Net income	$69,408	$25,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,519	9,541
Amortization of intangibles	997	1,145
Amortization of debt issuance costs	2,945	2,532
Gain on sales of fixed assets	(1,532)	(623)
Deferred tax provision (benefit)	(9,482)	2,194
Change in operating assets and liabilities:	(250,290)	(313,674)

Net cash provided by (used in) operations	(179,435)	(273,669)
Investing
Acquisition payment to ConAgra Foods, Inc.	—	(58,236)
Additions to property, plant and equipment	(10,226)	(9,362)
Proceeds from sales of assets	2,184	3,246
Other	405	(343)

Net cash used in investing activities	(7,637)	(64,695)
Financing
Check float on zero balance accounts	8,143	16,841
Net borrowings (repayments) of short-term debt	148,910	211,556
Debt issuance costs	(650)	—
Due to UAP Holding Corp.	10,134	—
Dividends paid	(14,505)	(60,000)

Net cash provided by financing activities	152,032	168,397

Net change in cash and cash equivalents	(35,040)	(169,967)
Net effect of exchange rates on cash and cash equivalents	761	4,676

Net change in cash and cash equivalents	(34,279)	(165,291)
Cash and cash equivalents at beginning of period	48,201	171,985

Cash and cash equivalents at end of period	$13,922	$6,694

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,597	$17,162
Net cash paid during the period for income taxes on behalf of parent	$31,088	$20,877
Dividend declared and payable to parent	$8,203	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(dollars in thousands)

UNAUDITED

Thirty-Nine Weeks Ended November 27, 2005	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at February 27, 2005	$1	$175,842	$(5,802)	$3,290	$173,331
Dividends to stockholder	—	—	(22,708)	—	(22,708)
Comprehensive income:
Net income	—	—	69,408	—	69,408
Foreign currency translation adjustment	—	—	—	1,938	1,938

Balance at November 27, 2005	$1	$175,842	$40,898	$5,228	$221,969

The accompanying notes are an integral part of the condensed consolidated financial statements.

UNITED AGRI PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2005 and the Thirteen and Forty

Week Periods Ended November 28, 2004

UNAUDITED

1.	Description of the Business and Basis of Presentation

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of United Agri Products, Inc. (a wholly-owned subsidiary of UAP Holding Corp.) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals and changes in estimates) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. These financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

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

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout our fiscal year and adjusted, as necessary, typically in our third or fourth fiscal quarter. These estimates can impact our margin percentages by quarter. Also, our receivables are seasonal since customers operate on a crop year and payments are cyclical throughout the year. Accordingly, our results of operations over any one-quarter are not necessarily indicative of the results to be expected over the full fiscal year.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets, liabilities, revenue and expenses as reflected in the financial statements. Actual results could differ from those estimates and the differences could be material. The most significant estimate reflected in the Company’s financial statements is the accrual for vendor rebates. Estimates are also required in accounting for the allowance for doubtful accounts, inventory reserves, asset retirement obligations, restructuring charges, sales returns, insurance reserves, income taxes and other items.

Vendor Rebates Receivable. At the beginning of each crop year, we enter into agreements with many of our suppliers providing for vendor rebates upon the achievement of specified volume purchasing or sales levels. Most of these rebates are covered by binding arrangements or published programs. Such rebates that are probable and reasonably estimable are accrued at expected rates based on total estimated crop year performance. Such rebates that are not probable or estimable are accrued when certain milestones are actually achieved. We also receive rebates not covered by binding agreements or published vendor programs as part of negotiations with suppliers after the end of the crop year. These rebates are accrued when conclusive documentation of right of receipt is obtained. Rebates based on the amount of materials purchased are offset to cost of goods sold as inventory is depleted. Rebates that are based on the amount of sales volume are offset to cost of goods sold when earned.

Due to the nature of rebate programs, estimates of rebates earned can vary significantly from period to period, and when comparing comparable periods of the current and prior year, and more likely than not will trail sales. Due to a combination of factors as compared to last year - changes in vendor programs, the Company’s new rebate tracking system, and improvements in operating performance that have led to greater probability of achieving higher rebate levels – the Company has accrued more rebate earnings in and through the third quarter of 2006 as compared to the same periods of 2005.

Earnings Per Share. Earnings per share information is not presented, as the Company is a wholly owned subsidiary of UAP Holding Corp.

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

The impact on our net income if we applied the fair value measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Share-Based Compensation Payment” would be as follows:

Stock-Based Compensation	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
Net income (loss) as reported	$(7,476)	$(26,007)	$69,408	$25,216
Add: Stock-based employee compensation included in reported net income, net of tax	128	—	351	565
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(127)	(36)	(374)	(672)

Pro forma net income (loss)	$(7,475)	$(26,043)	$69,385	$25,109

Reclassifications. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no net impact on previously reported results of operations. We reclassified royalties, service charges, other income and expenses and finance related and other charges which were previously included in other income and selling, general and administrative expenses. We reclassified restructuring costs that were previously included in cost of goods sold and selling general and administrative expense. We also segregated vendor prepay from other current assets.

2.	Royalties, Service Charges and Other Income and Expenses

The table below details royalties, service charges and other income and expenses.

Royalties, service charges and other income and expenses	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
Royalty (income)	$(200)	$(2,060)	$(9,154)	$(7,207)
Service charge (income)	(1,470)	(2,704)	(5,510)	(6,604)
Other (income)	(1,245)	(1,309)	(6,075)	(5,036)

Royalties, service charges and other (income) and expenses	$(2,915)	$(6,073)	$(20,739)	$(18,847)

3.	Finance Related and Other Charges

Finance related and other charges are composed of costs and fees related to the Acquisition, the Common Stock Offering, and related financing activities. For the thirteen and forty weeks ended November 28, 2004, these charges consisted of $7.9 million and $11.6 million, respectively, relating to fees and expenses from an abandoned securities offering and transition service expenses from ConAgra Foods for the Acquisition.

4.	Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of November 27, 2005, February 27, 2005, and November 28, 2004, the net receivables from customers were $484.3 million, $192.5 million, and $406.6 million, respectively, vendor rebates receivable were $122.0 million, $23.2 million, and $91.4 million, respectively, and miscellaneous receivables were $10.4 million, $19.5 million, and $33.2 million, respectively. The net receivables from customers include receivables from unconsolidated investees in the amounts of $2.5 million, $4.0 million, and $5.2 million as of November 27, 2005, February 27, 2005, and November 28, 2004, respectively.

Inventories. Inventories consist primarily of chemicals, fertilizer, and seed, and are carried at the lower of cost or market. As of November 27, 2005, February 27, 2005, and November 28, 2004, we had $8.3 million, $25.8 million, and $9.4 million, respectively, of allowances against inventory.

The cost of inventory at distribution locations is carried either at average cost or first in, first out (FIFO). As of November 27, 2005, February 27, 2005, and November 28, 2004, approximately 87.3%, 23.5%, and 11.6%, respectively, of inventory was reported on the average cost basis.

Inventories are comprised of the following:

	November 27, 2005	February 27, 2005	November 28, 2004
	(dollars in thousands)
Raw materials and work in process	$9,525	$12,827	$9,656
Finished goods	527,116	684,307	480,993

Total	$536,641	$697,134	$490,649

Goodwill. At November 27, 2005, February 27, 2005, and November 28, 2004, goodwill totaled $32.4 million, $34.6 million, and $27.9 million, respectively, with no amortization. During the third quarter of fiscal 2005, we finalized the Acquisition purchase price allocation with the assistance of a third party valuation of certain intangible assets that had been categorized as goodwill. During the third quarter of fiscal 2006, we reduced goodwill to reflect the benefit of a current period reduction of the deferred tax liability established in the initial acquisition purchase price allocation.

Debt Issuance Costs. Our debt issuance costs net of amortization were $14.8 million, $17.1 million, and $19.2 million as of November 27, 2005, February 27, 2005, and November 28, 2004, respectively. Our debt issuance costs consisted of costs associated with our revolving credit facility and the 8  1/4% Senior Notes due 2011 (the “8  1/4% Senior Notes”). Debt issuance costs of $0.6 million were recognized in the first half of fiscal year 2006, for the exchange offer relating to the 8  1/4% Senior Notes.

5.	Costs Associated with Restructuring

In the quarter ended November 27, 2005, we began consolidating ten regional distribution centers into five, closing one regional finance center, and centralizing and consolidating various administrative functions. During the second half of fiscal 2005, we began closing two formulating plants. The tables below show the activity related to costs associated with these restructuring activities.

Expenses related to restructuring:	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
Severance expenses	$841	$203	$786	$203
Contract termination costs	188	—	240	—
Other associated costs	(59)	654	434	654

Total restructuring expenses	$970	$857	$1,460	$857

During the thirteen weeks ended November 27, 2005, we completed one formulating plant closure which was begun in fiscal 2005. Remaining accrued obligations of $76 thousand were offset against current quarter restructuring expenses.

Liability balance related to restructuring activities:	November 27, 2005	February 27, 2005	November 28, 2004
	(dollars in thousands)
Beginning fiscal year balance	$(724)	$—	$—
Additional expense recognized	(1,460)	(903)	(858)
Severance and other expenses settled	1,262	179	—

Total	$(922)	$(724)	$(858)

As of November 27, 2005, we have incurred $1.4 of the estimated $1.5 million of costs for the restructuring activities which began in fiscal year 2005. We have also incurred $1.0 million of the estimated $1.9 million of costs for the restructuring activities which began in fiscal year 2006.

6.	Income Taxes

We file a consolidated return with UAP Holding Corp. We provide income taxes as if we were a stand alone company. Our income tax provision for the thirteen and thirty-nine weeks ended November 27, 2005, and the thirteen and forty weeks ended November 28, 2004 differs from the federal statutory rate as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
U.S. federal statutory rate	$(4,040)	$(14,905)	$40,545	$14,389
Dividends on shares of stock held in a rabbi trust	—	(745)	—	(745)
State income taxes	(76)	(1,774)	5,477	1,189
Foreign credits	(306)	(82)	(376)	(82)
Other	355	926	789	1,143

Total	$(4,067)	$(16,580)	$46,435	$15,894

We file our fiscal year end income tax return during the third quarter. Adjustments of our fiscal 2004 and 2005 income tax provisions, which are based in part on estimates, to the actual filed tax returns were a $0.4 million charge during the three quarters ended November 27, 2005, as compared to a $0.9 million benefit during the three quarters ended November 28, 2004.

The components of our income tax provision are as follows:

Income tax provision (benefit)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
Current:
U.S. federal	$431	$4,763	$45,745	$8,918
U.S. state	199	437	6,311	973
Outside United States	385	(316)	3,826	3,809
Effect of foreign currency exchange on deferred taxes	15	—	35	—

Total current	1,030	4,884	55,917	13,700
Deferred:
U.S. federal	(4,807)	(19,254)	(8,613)	1,978
U.S. state	(275)	(2,210)	(834)	216
Outside United States	—	—	—	—
Effect of foreign currency exchange on deferred taxes	(15)	—	(35)	—

Total deferred	(5,097)	(21,464)	(9,482)	2,194

Total	$(4,067)	$(16,580)	$46,435	$15,894

We currently estimate that there will be a foreign tax credit carryover of approximately $0.6 million, $0.2 million of which will expire in fiscal year 2015 and the balance of which will expire in fiscal year 2016. We have posted no valuation allowance against the deferred tax asset for this credit carryover because, based on current projections and tax planning options, we believe it is more likely than not we will utilize these credits before they expire.

7.	Debt

Total current and long-term debt as of November 27, 2005, February 27, 2005, and November 28, 2004, consisted of the following:

Total debt	November 27, 2005	February 27, 2005	November 28, 2004
	(dollars in thousands)
Revolving credit facility	$148,965	$55	$211,556
8 1/4% Senior Notes	203,500	203,500	225,000

Total debt	352,465	203,555	436,556
Less: current portion
Revolving credit facility	148,965	55	211,556

Total long-term debt	$203,500	$203,500	$225,000

Our $500.0 million asset based revolving credit facility will mature in 2008.

At November 27, 2005, there was $486.9 million of borrowing availability under the revolving credit facility and we had borrowing capacity thereunder of $464.4 million (after giving effect to $22.5 million of letters of credit under the sub-facility).

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

Management Incentive Program. We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics. Amounts charged to expense totaled $2.2 million and $29.3 million for the thirteen and thirty-nine weeks ended November 27, 2005, respectively, and $0.7 million and $30.6 million for the thirteen and forty weeks ended November 28, 2004, respectively.

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

The change in pension benefit costs is as follows:

Pension benefit costs	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
Service cost for benefits earned during the period	$68	$107	$231	$321
Interest cost on benefit obligations	35	51	117	153
Assumed return on plan assets	(28)	(47)	(94)	(140)

Total pension benefit costs	$75	$111	$254	$334

10.	Equity

Stock Options. Certain of our management, directors, and employees participate in UAP Holding Corp.’s stock option plans. The changes in the outstanding stock options under the two stock option plans during the thirty-nine weeks ended November 27, 2005, and the forty weeks ended November 28, 2004, are summarized below:

Stock options	Shares subject to option	Weighted-average Exercise price per share
Balance at February 27, 2005	3,359,535	$2.56
Granted	—
Exercised	(38,977)	$2.56
Forfeited / lapsed	(138,205)	$2.56

Balance at November 27, 2005	3,182,353	$2.56

Vested at November 27, 2005	2,662,837	$2.56

Balance at February 22, 2004	2,789,115	$2.56
Granted	629,047	$2.56
Exercised	—
Forfeited / lapsed	—

Balance at November 28, 2004	3,418,162	$2.56

Vested at November 28, 2004	2,589,627	$2.56

Deferred Compensation Plans. UAP Holding Corp. maintains two deferred compensation plans for the benefit of certain members of our management, the 2003 Deferred Compensation Plan (the “2003 DCP”), which was adopted in connection with the Acquisition and the 2004 Deferred Compensation Plan (the “2004 DCP”), which was adopted on April 2, 2004. The 2003 DCP provides for the crediting of deferred shares for each executive who entered into a retention agreement at the time of the Acquisition. The 2004 DCP provides for the crediting of deferred shares for each member of management who waived the right to receive a portion of their cash bonus for the 2004 fiscal year. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable upon a termination of the executive’s employment, certain changes in control of UAP Holding Corp. and certain offerings of UAP Holding Corp.’s common stock (based upon certain piggyback rights contained in the Management Incentive Agreement). The plans prohibit the assignment of the deferred shares except upon an executive’s death. UAP Holding Corp. established a trust (the “Rabbi Trust”) to hold the assets of the 2003 DCP and the 2004 DCP. The assets of the Rabbi Trust are subject to the claims of UAP Holding Corp.’s creditors in the event of UAP Holding Corp.’s insolvency. As of November 27, 2005, there were 1,765,924 shares of UAP Holding Corp. common stock remaining in the Rabbi Trust.

Dividends Declared and Paid. On October 6, 2005, UAP Holding Corp.’s board of directors declared a quarterly dividend on its common stock in the amount of $0.1625 per share of common stock. The record date for the dividend payment was November 15, 2005, and the payment date was December 1, 2005. Also on October 6, 2005, our board declared a dividend on our common stock of $8.2 million to provide UAP Holding Corp. with the funds necessary to pay the dividend on December 1, 2005. We also paid a dividend of $6.3 million on June 1, 2005 to provide UAP Holding Corp. with the funds necessary to pay the previously declared dividend on its common stock in the amount of $0.125 per share of common stock, and we paid a dividend of $8.2 million on September 1, 2005 to provide UAP Holding Corp. with the funds necessary to pay the previously declared dividend on its common stock in the amount of $0.1625 per share of common stock.

Long-Term Incentive Plan. During the thirteen weeks ended November 27, 2005, no restricted stock units (“RSU’s”) were granted to eligible employees and management pursuant to the UAP Holding Corp. 2004 Long-Term Incentive Plan. A total of 249,575 RSU’s have been granted and 18,925 RSU’s have been forfeited in the thirty-nine weeks ended November 27, 2005. There were 230,650 RSU’s outstanding at November 27, 2005. The RSU’s vest ratably over four years, 25% on each of the four anniversaries of the grant date. We recorded $0.2 million and $0.6 million as compensation expense for the thirteen and thirty-nine week periods ended November 27, 2005.

On April 29, 2005, UAP Holding Corp.’s board of directors adopted a directors deferred compensation plan (the “Director DCP”). The Director DCP allows non-employee directors to elect to defer payment of all or a portion of their fees and have such amounts credited under the plan in the form of deferred shares. UAP Holding Corp.’s board of directors (or its compensation committee) may also grant its non-employee directors deferred shares under the Director DCP. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable immediately upon termination of the director’s service. Shares delivered under the Director DCP in respect of an award of deferred shares are charged against the share limits of the 2004 Long-Term Incentive Plan. The Director DCP prohibits the assignment of the deferred shares except upon a director’s death. There were no restricted stock units outstanding under the Director DCP as of November 27, 2005.

11.	Business Segment and Related Information

We operate in one segment. Net sales and long-lived assets by geographical area are as follows:

Net sales	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
United States	$311,536	$261,036	$2,361,386	$2,164,069
Canada	11,553	6,121	76,072	65,558

Total	$323,089	$267,157	$2,437,458	$2,229,627

Net sales by geographical area are based on the location of the facility producing the sales.

Long-lived assets	November 27, 2005	February 27, 2005	November 28, 2004
	(dollars in thousands)
United States	$164,640	$169,353	$165,532
Canada	4,033	4,098	4,492

Total	$168,673	$173,451	$170,024

Long-lived assets consist of property, plant and equipment net of depreciation, goodwill, intangible assets net of amortization, deferred income taxes, debt issuance costs net of amortization, investment in unconsolidated affiliates, and other assets. Long-lived assets by geographical area are based on the location of our facilities.

Net sales by product category are as follows:

Net sales by product category	Thirteen Weeks Ended		Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004
	November 27, 2005	November 28, 2004
	(dollars in thousands)
Chemicals	$180,229	$158,869	$1,474,224	$1,416,590
Fertilizer	112,867	85,149	596,138	494,418
Seed	14,940	14,482	313,909	274,453
Other	15,053	8,657	53,187	44,166

Total	$323,089	$267,157	$2,437,458	$2,229,627

12.	Guarantor/Non-Guarantor Financial Information

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

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

November 27, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,104	$3,818	$—	$13,922
Receivables, net	—	599,451	17,219	—	616,670
Inventories	—	522,884	13,757	—	536,641
Deferred income taxes	—	24,242	389	—	24,631
Vendor prepay	—	20,511	1,545	—	22,056
Other current assets	—	4,212	171	—	4,383

Total current assets	—	1,181,404	36,899	—	1,218,303
Property, plant and equipment	—	109,843	4,460	—	114,303
Less accumulated depreciation	—	(22,669)	(676)	—	(23,345)

Property, plant and equipment, net	—	87,174	3,784	—	90,958
Goodwill	—	32,431	—	—	32,431
Intangible assets, net	—	24,897	—	—	24,897
Deferred income taxes	—	1,195	249	—	1,444
Debt issue costs, net	14,811	—	—	—	14,811
Investment in unconsolidated affiliates	—	3,666	—	—	3,666
Investment in affiliates	446,651	—	—	(446,651)	—
Other assets	—	466	—	—	466

Total assets	$461,462	$1,331,233	$40,932	$(446,651)	$1,386,976

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$148,965	$—	$—	$148,965
Intercompany borrowings	27,791	9,125	(1,496)	—	35,420
Accounts payable	—	624,662	5,523	—	630,185
Other accrued liabilities	8,202	95,661	4,208	—	108,071
Income taxes payable	—	12,528	2,121	—	14,649
Deferred income taxes	—	1,580	—	—	1,580

Total current liabilities	35,993	892,521	10,356	—	938,870
Long-term debt	203,500	—	—	—	203,500
Other non-current liabilities	—	2,753	—	—	2,753
Deferred income taxes	—	19,884	—	—	19,884
Commitments and contingencies (note 8)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 issued and outstanding	1	—	—	—	1
Additional paid-in capital	175,842	295,981	16,427	(312,408)	175,842
Retained (deficit) earnings	40,898	120,094	8,921	(129,015)	40,898
Accumulated other comprehensive income (loss)	5,228	—	5,228	(5,228)	5,228

Stockholder’s equity	221,969	416,075	30,576	(446,651)	221,969

Total liabilities and stockholder’s equity	$461,462	$1,331,233	$40,932	$(446,651)	$1,386,976

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

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

November 28, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,694	$2,356	$(2,356)	$6,694
Receivables, net	—	517,669	13,502	—	531,171
Inventories	—	470,659	19,990	—	490,649
Deferred income taxes	—	27,228	—	—	27,228
Vendor prepay	—	32,957	—	—	32,957
Other current assets	—	10,238	477	—	10,715

Total current assets	—	1,065,445	36,325	(2,356)	1,099,414
Property, plant and equipment	—	95,788	4,893	—	100,681
Less accumulated depreciation	—	(11,808)	(401)	—	(12,209)

Property, plant and equipment, net	—	83,980	4,492	—	88,472
Goodwill	—	27,873	—	—	27,873
Intangible assets, net	—	29,527	—	—	29,527
Deferred income taxes	—	—	—	—	—
Debt issue costs, net	8,996	10,202	—	—	19,198
Investment in unconsolidated affiliates	—	4,301	—	—	4,301
Investment in affiliates	428,166	—	—	(428,166)	—
Other assets	—	653	—	—	653

Total assets	$437,162	$1,221,981	$40,817	$(430,522)	$1,269,438

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Short-term debt	$—	$211,556	$—	$—	$211,556
Intercompany borrowings	42,635	(42,794)	3,969	—	3,810
Accounts payable	—	524,208	5,394	—	529,602
Other accrued liabilities	8,849	104,979	2,882	(2,356)	114,354
Income taxes payable	—	—	4,146	—	4,146
Deferred income taxes	—	46	—	—	46

Total current liabilities	51,484	797,995	16,391	(2,356)	863,514
Long-term debt	225,000	—	—	—	225,000
Other non-current liabilities	—	2,644	—	—	2,644
Deferred income taxes	—	17,602	—	—	17,602
Commitments and contingencies (note 8)
Stockholder’s equity:
Common stock, $1.00 par value, 100,000 shares authorized, 1,000 issued and outstanding	1	—	—		1
Additional paid-in capital	175,842	358,494	16,773	(375,267)	175,842
Retained (deficit) earnings	(19,836)	45,246	2,982	(48,228)	(19,836)
Accumulated other comprehensive income (loss)	4,671	—	4,671	(4,671)	4,671

Stockholder’s equity	160,678	403,740	24,426	(428,166)	160,678

Total liabilities and stockholder’s equity	$437,162	$1,221,981	$40,817	$(430,522)	$1,269,438

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Thirty-Nine Weeks Ended November 27, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Net sales
Costs and expenses:	$—	$2,361,386	$76,072	$—	$2,437,458
Cost of goods sold	—	2,047,794	60,097	—	2,107,891

Gross profit	—	313,592	15,975	—	329,567
Selling, general and administrative expenses	901	207,045	6,196	—	214,142
(Gain) loss on sale of assets	—	(1,580)	48	—	(1,532)
Restructuring costs	—	1,460	—	—	1,460
Royalties, service charges and other (income) and expenses	—	(20,318)	(421)	—	(20,739)

Operating income (loss)	(901)	126,985	10,152	—	136,236
Third party interest expense	2,045	17,289	1,059	—	20,393

Income (loss) before income taxes	(2,946)	109,696	9,093	—	115,843
Income tax expense (benefit)	(1,183)	43,792	3,826	—	46,435

Net income (loss)	(1,763)	65,904	5,267	—	69,408
Equity in earnings of consolidated affiliates	71,171	—	—	(71,171)	—

Net Income	$69,408	$65,904	$5,267	$(71,171)	$69,408

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Forty Weeks Ended November 28, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Net sales	$—	$2,164,069	$65,558	$—	$2,229,627
Costs and expenses:
Cost of goods sold	—	1,918,657	50,892	—	1,969,549

Gross profit	—	245,412	14,666	—	260,078
Selling, general and administrative expenses	956	193,341	6,688	—	200,985
(Gain) on sale of assets	—	(607)	(16)	—	(623)
Restructuring costs	—	857	—	—	857
Royalties, service charges and other (income) and expenses	—	(18,914)	67	—	(18,847)

Operating income (loss)	(956)	70,735	7,927	—	77,706
Third party interest expense	15,102	8,950	891	—	24,943
Finance related and other charges	—	11,653	—	—	11,653

Income (loss) before income taxes	(16,058)	50,132	7,036	—	41,110
Income tax expense (benefit)	(6,263)	18,348	3,809	—	15,894

Net income (loss)	(9,795)	31,784	3,227	—	25,216
Equity in earnings of consolidated affiliates	35,011	—	—	(35,011)	—

Net income (loss)	$25,216	$31,784	$3,227	$(35,011)	$25,216

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Thirty-Nine Weeks Ended November 27, 2005

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Operations
Net income (loss)	$69,408	$65,904	$5,267	$(71,171)	$69,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of consolidated subsidiaries	(71,171)	—	—	71,171	—
Depreciation	—	8,332	187	—	8,519
Amortization of intangibles	—	997	—	—	997
Amortization of debt issuance costs	2,945	—	—	—	2,945
Gain on sales of fixed assets	—	(1,580)	48	—	(1,532)
Deferred tax provision (benefit)	—	(9,482)	—	—	(9,482)
Change in operating assets and liabilities:	2,527	(254,847)	1,269	761	(250,290)

Net cash provided by (used in) operations	3,709	(190,676)	6,771	761	(179,435)
Investing
Additions to property, plant and equipment	—	(10,085)	(141)	—	(10,226)
Proceeds from sales of assets	—	2,030	154	—	2,184
Other	—	405	—	—	405

Net cash provided by (used in) investing activities	—	(7,650)	13	—	(7,637)
Financing
Check float on zero balance accounts	—	8,143	—	—	8,143
Net repayments of short-term debt	—	148,910	—	—	148,910
Debt issuance costs	(650)		—	—	(650)
Due to (from) affiliates	10,685	7,540	(8,091)	—	10,134
Capital contribution	—	6,407	(6,407)	—	—
Common stock dividend paid	(14,505)	—	—	—	(14,505)

Net cash provided by (used in) financing activities	(4,470)	171,000	(14,498)	—	152,032

Net change in cash and cash equivalents	(761)	(27,326)	(7,714)	761	(35,040)
Net effect of exchange rates on cash and cash equivalents	761	—	761	(761)	761

Net change in cash and cash equivalents	—	(27,326)	(6,953)	—	(34,279)
Cash and cash equivalents at beginning of period	—	37,430	10,771	—	48,201

Cash and cash equivalents at end of period	$—	$10,104	$3,818	$—	$13,922

UNITED AGRI PRODUCTS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Forty Weeks Ended November 28, 2004

(dollars in thousands)

UNAUDITED

	United Agri Products, Inc.	Guarantors	Canadian Distribution Business Non-Guarantors	Eliminations / Adjustments	Total
Operations
Net income (loss)	$25,216	$31,784	$3,227	$(35,011)	$25,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of consolidated subsidiaries	(35,011)	—	—	35,011	—
Depreciation	—	9,297	244	—	9,541
Amortization of intangibles	1,440	(295)	—	—	1,145
Amortization of debt issuance costs	—	2,532	—	—	2,532
Gain on sales of fixed assets	—	(623)	—	—	(623)
Deferred tax provision	—	2,194	—	—	2,194
Change in operating assets and liabilities:	63,679	(370,557)	(11,472)	4,676	(313,674)

Net cash provided by (used in) operations	55,324	(325,668)	(8,001)	4,676	(273,669)
Investing
Acquisition payment to ConAgra Foods Inc.	—	(58,236)	—	—	(58,236)
Additions to property, plant and equipment	—	(9,362)	—	—	(9,362)
Proceeds from sales of assets	—	3,246	—	—	3,246
Other	—	(343)	—	—	(343)

Net cash used in investing activities	—	(64,695)	—	—	(64,695)
Financing
Check float on zero balance accounts	—	19,197	—	(2,356)	16,841
Net borrowings of short-term debt	—	211,556	—	—	211,556
Common stock dividend paid	(60,000)	—	—	—	(60,000)

Net cash provided by (used in) financing activities	(60,000)	230,753	—	(2,356)	168,397

Net change in cash and equivalents	(4,676)	(159,610)	(8,001)	2,320	(169,967)
Net effect of exchange rates on cash and equivalents	4,676	—	4,676	(4,676)	4,676

Net change in cash and cash equivalents	—	(159,610)	(3,325)	(2,356)	(165,291)
Cash and cash equivalents at beginning of period	—	166,304	5,681	—	171,985

Cash and cash equivalents at end of period	$—	$6,694	$2,356	$(2,356)	$6,694

13.	Subsequent Events

On January 5, 2006, UAP Holding Corp.’s board of directors declared a quarterly dividend on its common stock in the amount of $0.1875 per share. The record date for the dividend payment will be February 15, 2006, and the payment date will be March 1, 2006. Also on January 3, 2006, our board declared a dividend on our common stock of $9.5 million to provide UAP Holding Corp. with the funds necessary to pay the dividend on March 1, 2006.

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

The purpose of this section is to discuss and analyze our condensed consolidated financial condition, liquidity and capital resources and results of operations for the periods presented. You should read this analysis in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for the thirteen and thirty-nine weeks ended November 27, 2005, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

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

Our business depends on farm expenditures for crop inputs, which in turn is dependent upon planted acreage in the United States and Canada. Over the last ten years, the market for agricultural inputs has grown 3% per year, and planted acreage has been virtually flat, leading to a relatively stable but very competitive industry for crop inputs. Our opportunities within the industry will include the use of our national distribution network to further participate in the growing seed market, grow fertilizer volumes as we extend that product offering to existing customers, continue to expand our private label lines of seed and chemicals and continue to look for more efficiencies in expenses and working capital.

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

Key factors affecting results of operations for the thirteen weeks ended November 27, 2005

During the third quarter of fiscal 2006, several events took place that had or may have an impact on our business.

•	We achieved or believe that it is probable that we will achieve several crop year program goals with our major chemical vendors which allowed us to increase our rebate income accrual for the third quarter by an estimated amount of approximately $19.8 million compared with the prior year. See the discussion in “Critical Accounting Policies and Estimates” on page 32 for further discussion of this item.

•	Hurricanes Katrina and Rita have impacted all industries in numerous ways. The agricultural distribution industry has seen an impact on several fronts. During our third quarter, following the hurricanes, the prices of diesel fuel and gasoline spiked to record high levels. While the prices of diesel fuel and gasoline have recently come down from their peaks, we experienced a 45% increase in our fuel expenses, or $1.4 million, on comparable gallons during the third quarter, compared to last year. For the first three quarters our total fuel expenses are higher by 31%, or $3.5 million, compared to last year. Natural gas prices have also increased dramatically due to supply issues caused by the hurricanes. Natural gas is a key ingredient in the manufacturing of nitrogen based fertilizers. These fertilizers such as anhydrous ammonia, urea and UAN solutions have seen dramatic price increases per ton. The high price of natural gas has caused several domestic fertilizer manufacturers to shut down certain production facilities until prices for their main ingredient come down. However, to date no significant supply issues have occurred.

•

On September 19, 2005, we announced a restructuring of our organization and management. As part of this restructuring, we consolidated ten of our regional distribution organizations into five. We also closed one regional finance center, further centralizing and consolidating various accounting and administrative functions. As part of this restructuring, approximately 120 employees located throughout the United States were terminated. Expenses related to this restructuring for the quarter totaled $1.0 million. We estimate that $0.9 million remains to be expensed before this restructuring is completed in the first quarter of fiscal year 2007.

•	Also during the third quarter of fiscal 2006, we substantially completed the expansion of our fertilizer terminal in Quincy, Illinois. We expect this Mississippi River terminal to contribute to our goal of increased fertilizer sales to our existing and new customers because of its additional capacity and strategic location to the Midwestern corn-belt. This facility expansion was first identified as an opportunity through a gaps analysis of our existing fertilizer distribution network.

Please review the section “Results of Operations” below for a more detailed explanation of our financial and operational performance.

RESULTS OF OPERATIONS

Analysis of Condensed Consolidated Statements of Earnings

	Thirteen Weeks Ended		Percent Change	Thirty-Nine Weeks Ended November 27, 2005	Forty Weeks Ended November 28, 2004	Percent Change
	November 27, 2005	November 28, 2004
	(dollars in thousands)
Net Sales	$323,089	$267,157	20.9%	$2,437,458	$2,229,627	9.3%
Cost of goods sold	272,547	249,835	9.1%	2,107,891	1,969,549	7.0%

Gross profit	50,542	17,322	191.8%	329,567	260,078	26.7%
Selling, general and administrative expenses	55,810	47,866	16.6%	214,142	200,985	6.5%
(Gain) loss on sale of assets	(59)	642	109.2%	(1,532)	(623)	145.9%
Restructuring costs	970	857	13.2%	1,460	857	70.4%
Royalties, service charges and other (income) and expenses	(2,915)	(6,073)	-52.0%	(20,739)	(18,847)	10.0%

Operating income (loss)	(3,264)	(25,970)	87.4%	136,236	77,706	75.3%
Third party interest expense	8,279	8,714	-5.0%	20,393	24,943	-18.2%
Finance related and other charges	—	7,903	NM	—	11,653	NM

Income (loss) before income taxes	(11,543)	(42,587)	72.9%	115,843	41,110	181.8%
Income tax expense (benefit)	(4,067)	(16,580)	-75.5%	46,435	15,894	192.2%

Net income (loss)	$(7,476)	$(26,007)	71.3%	$69,408	$25,216	175.3%

NM = Not Meaningful
Effective tax rate	35.2%	38.9%		40.1%	38.7%
Comparison as a Percent of Net Sales:
Gross margin	15.6%	6.5%		13.5%	11.7%
Selling, general and administrative expenses	17.3%	17.9%		8.8%	9.0%
Operating income (loss)	-1.0%	-9.7%		5.6%	3.5%
Income (loss) before income taxes	-3.6%	-15.9%		4.8%	1.8%
Net income (loss)	-2.3%	-9.7%		2.8%	1.1%

Thirteen Weeks Ended November 27, 2005, Compared to Thirteen Weeks Ended November 28, 2004

Net Sales. Sales increased to $323.1 million in the thirteen weeks ended November 27, 2005, compared to $267.2 million for the thirteen weeks ended November 28, 2004.

Sales of chemicals increased to $180.2 million in the thirteen weeks ended November 27, 2005, from $158.9 million in the thirteen weeks ended November 28, 2004. Increased sales of herbicides (including glyphosate products), insecticides, and plant growth regulators were offset by lower fungicide sales. More specifically, shipments of Monsanto bulk herbicides increased compared to last year. These sales were transitioned from commissioned agent to direct invoice transactions during the third quarter of fiscal 2005. Higher volumes of glyphosate herbicides more than offset lower end user unit prices for glyphosate products. Sales of fertilizer increased to $112.9 million in the thirteen weeks ended November 27, 2005, from $85.1 million in the thirteen weeks ended November 28, 2004. The increase was due to both higher per ton pricing as well as an increase in volumes sold. Sales of seed increased to $14.9 million in the thirteen weeks ended November 27, 2005, from $14.5 million in the thirteen weeks ended November 28, 2004. The increase was primarily due to increased sales of wheat, rye, and alfalfa seeds offset by lower sales of grass seed in our non-crop markets compared to last year. Sales of other products increased to $15.1 million in the thirteen weeks ended November 27, 2005, from $8.7 million in the thirteen weeks ended November 28, 2004, primarily due to an increase in application fees and additional transportation revenue from our Canadian and Northern Plains locations.

Cost of Goods Sold. Cost of goods sold was $272.5 million in the thirteen weeks ended November 27, 2005, compared to $249.8 million in the thirteen weeks ended November 28, 2004. Gross profit (net sales less cost of goods sold) was $50.5 million in the thirteen weeks ended November 27, 2005, compared to $17.3 million in the thirteen weeks ended November 28, 2004. Gross margin (gross profit as a percentage of net sales) was 15.6% in the thirteen weeks ended November 27, 2005, compared to 6.5% in the thirteen weeks ended November 28, 2004. The increase in gross profit dollars and gross margin percentage was primarily due to higher rebate income, and improved upfront margins in chemical, seed, application and other categories. Our fertilizer gross margin percentage was down slightly compared to last year due to higher per ton prices which diluted our gross margin percentage on higher fertilizer sales and gross profit dollars compared to last year. During the third quarter of fiscal 2006, we achieved several crop year program goals with our major chemical vendors. This, along with other factors, allowed us to increase our rebate income accrual in the third quarter of fiscal year 2006 by an estimated amount of approximately $19.8 million compared to the same period last year, the majority of which would have occurred in our fourth quarter. The increases in gross profit were partly offset by higher supply chain expenses. Significantly higher prices for fuel compared to last year lead to higher costs on internal and third party freight. Our supplier rebates are accrued monthly based on actual sales at the most likely estimated rates by supplier, then finalized and adjusted as necessary, typically in the third or fourth quarter. See the discussion in “Critical Accounting Policies and Estimates” on page 32 for further discussion of the factors which led to a higher level of rebates being accrued in the third quarter of 2006 as compared to the same quarter last year.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $55.8 million in the thirteen weeks ended November 27, 2005, from $47.9 million in the thirteen weeks ended November 28, 2004. SG&A expenses were 17.3% of sales during the thirteen weeks ended November 27, 2005, down from 17.9% of sales during the thirteen weeks ended November 28, 2004. The dollar increase in expenses was due to higher personnel costs and professional expenses associated with being an independent public company as well as increased insurance and fuel expenses compared to the thirteen weeks ended November 28, 2004. We experienced a 45% increase in combined gasoline and fuel expenses on comparable gallons used during the thirteen weeks ended November 27, 2005, resulting in a $1.4 million increase compared to last year. The SG&A expenses for the thirteen weeks ended November 28, 2004 include $0.3 million of management fees paid to Apollo Management.

Restructuring Costs. Restructuring costs for the thirteen weeks ended November 27, 2005, were $1.0 million compared to $0.9 million in the thirteen weeks ended November 28, 2004. The restructuring costs that occurred during the third quarter of fiscal 2006 were severance expenses and contract termination costs associated with our management reorganization and administrative consolidation announced on September 19, 2005. The restructuring costs that occurred in the third quarter of fiscal 2005 were made up of severance and other associated costs with the closure of two formulation facilities.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income decreased to $2.9 million in the thirteen weeks ended

November 27, 2005, from $6.1 million in the thirteen weeks ended November 28, 2004. Higher equity earnings from an unconsolidated subsidiary were offset by lower royalty and customer service charge income during the thirteen weeks ended November 27, 2005, compared to the thirteen weeks ended November 28, 2004. Royalties decreased during the quarter compared to last year due to the timing of our royalty income, some of which was recognized in the first and second quarters of this fiscal year. While our accounts receivable balance due from customers has increased due to higher sales this year, our income generated from customer service charges is lower due to an overall improvement in the age of those receivables which remain due.

Third Party Interest Expense. Interest expense decreased $0.4 million to $8.3 million in the thirteen weeks ended November 27, 2005, from $8.7 million for the thirteen weeks ended November 28, 2004. The decrease was due to interest relating to $21.5 million of 8  1/4% Senior Notes which were redeemed in December 2004.

Finance Related and Other Charges. There were no finance related and other charges during the thirteen weeks ended November 27, 2005. Finance related and other charges for the thirteen weeks ended November 28, 2004, were $7.9 million, consisting of $6.0 million in fees and expenses from an abandoned offering of income deposit securities which was expensed last year in the third quarter and $1.9 million in transition services agreement expenses with ConAgra Foods related to the Acquisition.

Income Taxes. The effective income tax rate was 35.2% for the thirteen weeks ended November 27, 2005, versus 38.9% for the thirteen weeks ended November 28, 2004. We file our fiscal year end income tax return during the third quarter. The lower relative tax benefit for the quarter’s loss was principally caused by the effects of truing up estimated tax return provisions of prior years when our fiscal year income tax returns were filed. These changes in estimate were a $0.4 million charge during the thirteen weeks ended November 27, 2005, as compared to a $0.9 million benefit during the thirteen weeks ended November 28, 2004.

Thirty-Nine Weeks Ended November 27, 2005, Compared to Forty Weeks Ended November 28, 2004

Net Sales. Sales increased to $2,437.5 million in the thirty-nine weeks ended November 27, 2005, compared to $2,229.6 million for the forty weeks ended November 28, 2004. Sales of proprietary chemical and seed products were 14.5% of total chemical and seed sales in the thirty-nine weeks ended November 27, 2005, compared to 14.2% for the forty weeks ended November 28, 2004, reflecting our strategy to grow sales of proprietary products.

Sales of chemicals increased to $1,474.2 million in the thirty-nine weeks ended November 27, 2005, from $1,416.6 million in the forty weeks ended November 28, 2004. Share gains in the Midwest, Texas, the Midsouth and the Southeast, helped overcome lower non-crop sales and slightly lower chemical tolling revenue due to the closing of two non-strategic formulation facilities that had provided toll-manufacturing services. Also, we now bill directly Monsanto bulk herbicides, which during the first two quarters of fiscal 2005 were commissioned agent transactions. Higher volumes of glyphosate herbicides more than offset lower end user unit prices for glyphosate products, while insecticide and fungicide treatments were up compared to last year due to an increase in disease and insect infestations. Sales of fertilizer increased to $596.1 million in the thirty-nine weeks ended November 27, 2005, from $494.4 million in the forty weeks ended November 28, 2004. The increase was due to higher pricing, on slightly higher volumes compared with last year. The small growth in our fertilizer volumes is due to lower in season applications as a result of higher prices, offset by higher early season fertilizer applications that normally occur in the fall and winter but were delayed into the spring due to wet weather. Sales of seed increased to $313.9 million in the thirty-nine weeks ended November 27, 2005, from $274.5 million in the forty weeks ended November 28, 2004. The increase was due primarily to sales growth on both third party and proprietary brands and higher prices due to increased sales of seed with enhanced traits. Sales of other products increased to $53.2 million in the thirty-nine weeks ended November 27, 2005, from $44.2 million in the forty weeks ended November 28, 2004, due to an increase in application fees and additional transportation revenue from our Canadian and Northern Plains locations.

Cost of Goods Sold. Cost of goods sold was $2,107.9 million in the thirty-nine weeks ended November 27, 2005, compared to $1,969.5 million in the forty weeks ended November 28, 2004. Gross profit (net sales less cost of goods sold) was $329.6 million in the thirty-nine weeks ended November 27, 2005, compared to $260.1 million in the forty weeks ended November 28, 2004. Gross margin (gross profit as a percentage of net sales) was 13.5% in the thirty-nine weeks ended November 27, 2005, compared to 11.7% in the forty weeks ended November 28, 2004. The increase in gross profit and gross margin was due partially to an increase in cost of sales of $17.4 million in the forty weeks ended November 28, 2004, resulting from purchase accounting for the Acquisition. At the Acquisition, the inventory on our books was written up $21.1 million to fair market value. As this inventory was sold, it increased cost of sales by $17.4 million in the forty weeks ended

November 28, 2004. During the third quarter of fiscal 2006, we achieved several crop year program goals with our major chemical vendors. This, along with other factors, allowed us to increase our year to date rebate income accrual compared to the same period last year by an estimated amount of approximately $15.4 million. The remaining increase in gross profit was primarily due to growth in seed and fertilizer sales, and growth in insecticide and fungicide sales. These gains were partially offset by some erosion in the profitability of glyphosate herbicides and plant growth regulators. Gross profit includes supplier rebates, which are accrued monthly based on actual sales at the most likely estimated rates by supplier, then adjusted as necessary, typically in our third or fourth quarter. See the discussion in “Critical Accounting Policies and Estimates” on page 32 for further discussion of the factors which led to a higher level of rebates being accrued in through the third quarter of 2006 as compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $214.1 million in the thirty-nine weeks ended November 27, 2005, from $201.0 million in the forty weeks ended November 28, 2004. SG&A expenses decreased slightly to 8.8% of sales during the thirty-nine weeks ended November 27, 2005, down from 9.0% of sales during the forty weeks ended November 28, 2004. The dollar increase in expenses was due to higher personnel costs and professional expenses associated with becoming an independent public company, higher insurance costs, fewer recoveries of bad debt, and increased vehicle expenses including fuel. These increases were partially offset by having one less week of operating expenses in the thirty-nine weeks ended November 27, 2005. The SG&A expenses for the forty weeks ended November 28, 2004 include $0.8 million of management fees paid to Apollo Management.

Restructuring Costs. Restructuring costs for the thirty-nine weeks ended November 27, 2005, were $1.5 million compared to $0.9 million in the forty weeks ended November 28, 2004. The restructuring costs related to fiscal 2006 are made up of severance expenses and contract termination costs associated with our management reorganization and administrative consolidation announced on September 19, 2005, as well as contract termination costs and other associated costs with the closure of two formulation facilities. The restructuring costs occurring in fiscal year 2005 were made up of severance and other associated costs with the closure of two formulation facilities.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income increased to $20.7 million in the thirty-nine weeks ended November 27, 2005, from $18.8 million in the forty weeks ended November 28, 2004. The increase was due to higher royalty income during the thirty-nine weeks ended November 27, 2005, slightly offset by a gain on a post closing settlement of an acquisition during the forty weeks ended November 28, 2004. Higher royalties are a result of the market success of those products from which we receive royalty payments. Additionally, lower service charge income, due to an overall improved accounts receivable portfolio, was partially offset by increased equity earnings in an unconsolidated subsidiary as compared to last year.

Third Party Interest Expense. Interest expense decreased $4.5 million to $20.4 million in the thirty-nine weeks ended November 27, 2005, compared to $24.9 million for the forty weeks ended November 28, 2004. The forty weeks ended November 28, 2004, included interest expense relating to $21.5 million of the 8  1/4% Senior Notes redeemed in December 2004, and $1.9 million of interest paid to ConAgra Foods for the acquisition. Interest expense on the revolving credit facility decreased by $0.9 million during the thirty-nine weeks ended November 27, 2005, compared to the forty weeks ended November 28, 2004. The impact of lower average daily revolving balances was partially offset by rising interest rates over the last thirty-nine weeks compared to the prior year.

Finance Related and Other Charges. There were no finance related and other charges during the thirty-nine weeks ended November 27, 2005. Finance related and other charges for the forty weeks ended November 28, 2004, were $11.7 million. These charges for the forty weeks ended November 28, 2004, consist of $6.0 million in fees and expenses from an abandoned offering of income deposit securities which was expensed last year in the third quarter and $5.7 million in transition services agreement expenses with ConAgra Foods related to the Acquisition.

Income Taxes. The effective income tax rate was 40.1% for the thirty-nine weeks ended November 27, 2005, versus 38.7% for the forty weeks ended November 28, 2004. We file our fiscal year end income tax return during the third quarter. Adjustments of our fiscal 2004 and 2005 income tax provisions, which are based in part on estimates, to the actual filed tax returns was the principal cause of the change in tax rates for the thirty-nine weeks ended November 27, 2005, and the forty weeks ended November 28, 2004. These changes in estimate were a $0.4 million charge during the three quarters ended November 27, 2005, as compared to a $0.9 million benefit during the three quarters ended November 28, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal liquidity requirements are for working capital, consisting primarily of receivables, inventories, prepaid expenses, reduced by accounts payable and accrued expenses, capital expenditures, debt service, and dividends on our common stock. We will fund our liquidity needs, including dividend payments, with cash generated from operations and, to the extent necessary, through borrowings under our revolving credit facility. In addition, we expect to fund any growth capital expenditures with cash generated from operations, reductions in working capital and incremental debt.

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

Cash flows used in operating activities totaled $179.4 million in the thirty-nine weeks ended November 27, 2005, compared to $273.7 million in the forty weeks ended November 28, 2004. The improvement in net cash used in operating activities in the current period versus the prior period is due primarily to the improvement in net income of $44.2 million, better overall payment terms from suppliers, and a change in the timing of prepayments to chemical and seed suppliers. We made larger prepayments to chemical and seed suppliers in the fourth quarter of fiscal 2005, reducing payment obligations to such suppliers in the thirty-nine weeks ended November 27, 2005. However, in the fourth quarter of fiscal 2004, we decided not to make significant prepayments to suppliers. Instead, we primarily paid on regular trade terms during the forty weeks ended November 28, 2004, resulting in more payments to suppliers. This was partially offset by higher trade receivables from increased sales and higher inventories. Inventories were up due to higher levels of fungicide products and higher fertilizer inventory levels resulting from increased fertilizer costs per ton.

Cash flows used in investing activities totaled $7.6 million for the thirty-nine weeks ended November 27, 2005, and $64.7 million for the forty weeks ended November 28, 2004. Additions to property, plant and equipment were $10.2 million in the thirty-nine weeks ended November 27, 2005, compared to $9.4 million in the forty weeks ended November 28, 2004. Capital spending during the thirty-nine weeks ended November 27, 2005 was for a variety of projects; the largest was related to a fertilizer terminal expansion project. During the forty weeks ended November 28, 2004, the company made the final acquisition payment to ConAgra Foods for $58.2 million.

Cash flows provided by financing activities were $152.0 million in the thirty-nine weeks ended November 27, 2005, compared to $168.4 million in the forty weeks ended November 28, 2004. Cash flows provided by financing activities reflect borrowings under our revolving credit facility used to accommodate our seasonal working capital needs. We actively manage our cash balances which results in check float on zero balance accounts. The net change in float was $8.1 million and $16.8 million for the periods ending November 27, 2005, and November 28, 2004, respectively. We paid dividends to our stockholder of $14.5 million for the thirty-nine weeks ended November 27, 2005 compared to $60.0 million paid in the forty weeks ended November 28, 2004. These dividends funded our stockholder’s dividend to its shareholders.

Credit Facility. At November 27, 2005, there was $486.9 million of borrowing availability under the revolving credit facility and United Agri Products, Inc. had borrowing capacity of $464.4 million after giving effect to $22.5 million of letters of credit under the sub-facility. At November 27, 2005, we had $149.0 million in short-term debt outstanding under our revolving credit facility compared to an outstanding balance of $211.6 million at November 28, 2004.

Since inception of the credit facility, we have been in compliance with its financial covenants. During the fifty-two weeks ended November 27, 2005, outstanding borrowings (net of cash on hand) reached a period end peak of $276.3 million on October 23, 2005, while cash on hand reached a period end peak of $57.6 million on August 28, 2005. Our average period end borrowings (net of cash on hand) for the fifty-two week period ended November 27, 2005, were approximately $36.6 million.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. There were no material changes outside the ordinary course of business during the thirteen or thirty-nine weeks ended November 27, 2005.

UAP Holding Corp.’s Dependence on Us to Service its Obligations

As a holding company with no significant assets other than the ownership of 100% of our common stock, UAP Holding Corp. depends on our cash flows to service its debt and to pay dividends (if any) on its common stock. UAP Holding Corp. intends to pay quarterly cash dividends on its common stock at an annual rate of $0.75 per share. The declaration of such dividends is at the complete discretion of UAP Holding Corp.’s board of directors, and depends upon many factors, including its financial condition, earnings, legal requirements, restrictions in its debt agreement, and other factors that its board of directors deems relevant. Because our parent, UAP Holding Corp., is a holding company, its primary source of funds to fund its dividend payments will be cash distributions received from us. To the extent we make such distributions to UAP Holding Corp., the amount of cash available to us to pay principal of, and interest on, our outstanding debt, including the 8  1/4% Senior Notes, will be reduced, and we would have less cash available for other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. A failure to pay principal of, or interest on, our debt, including the 8  1/4% Senior Notes, would constitute an event of default under the applicable debt agreements, giving the holders of that debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all.

UAP Holding Corp. is substantially more leveraged than us. As of November 27, 2005, UAP Holding Corp. had $452.7 million of total indebtedness. As described above, UAP Holding Corp. will rely on distributions from us in order to pay amounts due in respect of its 10  3/4% Senior Discount Notes due 2012, (which will require cash interest payments at the rate of 10  3/4% per annum, commencing on July 15, 2008) and to pay dividends, if any, on its outstanding common stock. However, our ability to make distributions to UAP Holding Corp. is restricted by covenants contained in our revolving credit facility and the indenture governing the 8  1/4% Senior Notes. While the restrictions in the indenture governing the 8  1/4% Senior Notes cover a wide variety of arrangements which have traditionally been used to effect highly leveraged transactions, the indenture governing the 8  1/4% Senior Notes may not afford the holders of the 8  1/4% Senior Notes protection in all circumstances from the adverse aspects of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction. While UAP Holding Corp. has no current intention to engage in these types of transactions, there can be no assurance that it will not do so in the future if permitted under the terms of the revolving credit facility and the indenture governing the 8  1/4% Senior Notes.

Dividend Policy

Currently we intend to pay quarterly cash dividends on our common stock sufficient to provide UAP Holding Corp. with the funds necessary to pay the dividends it may declare. On October 6, 2005, our board declared a quarterly dividend on our common stock in the amount of $8.2 million. The record date for the dividend payment was November 15, 2005, and the payment date was December 1, 2005. We paid a $6.3 million dividend on June 1, 2005 and a $8.2 million dividend on September 1, 2005.

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

Cash flow provided by our operating activities is highly variable due to the seasonality of our business, resulting in negative cash flow during certain periods. Because of the variability, if our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we may need to reduce or eliminate dividends or, to the extent permitted by our debt agreements fund all or part of the dividends with additional debt or other sources of cash. To the extent we pay dividends, the amount of cash available to us to pay the principal and interest on our outstanding debt will be reduced. A failure to pay the principal or interest on our debt would constitute an event of default under the applicable debt agreements, giving the holders of the debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all. An event of default under debt agreements, or an acceleration of the debt, could also trigger an event of default under other debt agreements. Furthermore, if we fund dividends with additional debt, our interest expense will increase, which may cause a further reduction in the amount of cash available for operations. Subject to certain restrictions in the indenture governing the 8  1/4% Senior Notes, additional debt could be secured and therefore effectively be senior to the 8  1/4% Senior Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The process of preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results could differ from these estimates, and changes in these estimates are recorded when known. The estimates and assumptions performed by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both material to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. The critical judgments by management relate to the allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, goodwill and intangible assets and earnings from vendor rebate programs. There has been no material change in accounting policies considered critical by our management. However we have refined our methodology for estimating chemical rebates earned in response to changes in supplier rebate programs through the use of an internally developed tracking system. Under GAAP, rebates are recorded when it is probable that we will earn the rebate, the amount is reasonably estimable and the rebate is covered by a written agreement with the supplier. Due to a combination of factors as compared to last year - changes in vendor programs, our new rebate tracking system, and improvements in operating performance that have led to greater probability of achieving higher rebate levels –we have accrued more rebate earnings in and through the third quarter of 2006 as compared to the same periods in 2005, which has partially contributed to our improved operating results. Decisions as to when and how much rebate earnings should be recorded are estimates, which require significant judgment by management, based on an analysis of vendor programs (especially those with tiered levels of rebates which can be earned), operating performance to date, and expectations of operating performance for the balance of the crop year, all of which can vary from year-to-year. Because the “probable” and “reasonably estimable” concepts imply that a relatively high level of assurance should exist before accruing rebates, true-ups of rebate accruals, if required, will tend to be positive. Where uncertainty exists such that the rebate is not reasonably estimated or probable, rebates are recognized as the related milestones are achieved. Given our operating cycle and the crop-year basis of all significant rebate programs, true-ups of rebate accruals, if required, usually occur in the third or fourth quarter of the year. During fiscal 2006, significant true-ups were made in the third quarter, as compared to the fourth quarter in fiscal 2005. As a result, we expect that our fourth quarter operating results this year will not be as strong as the same period in fiscal 2005.

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

Market risks affecting our business are exposure to changes in energy prices, foreign currency risks, and interest rate risks.

Our average period end borrowings under the revolving credit agreement (net of cash on hand) for the fifty-two week period ended November 27, 2005, were approximately $36.6 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average period end borrowings (net of cash on hand) for the fifty-two week period ended November 27, 2005, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $0.4 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and US dollar. The exchange rate was 0.8553, 0.8074, and 0.8483, at November 27, 2005, February 27, 2005, and November 28, 2004, respectively. The exchange rate has been between 0.7851 and 0.8658 for the thirty-nine weeks ended November 27, 2005. A 1% change in the exchange rate has approximately a $0.4 million impact on the balance sheet value.

Changes in energy prices have a direct impact on our fuel costs. The national average per gallon price of diesel fuel has increased from approximately $2.12 to $2.48 and gasoline has increased from $1.90 to $2.13 as of November 28, 2004 and November 27, 2005, respectively. These price increases impact our supply chain and selling expenses. Based on our usage mix of these two fuels, we estimate that on average we have experienced nearly a 31% increase in fuel prices year over year through the third quarter. Based on our historic usage, a $0.15 increase in the annual average per gallon price of fuel would increase our fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel and higher prices for fertilizer inputs may reduce the cash or credit available to our customers with which they purchase other inputs or services from us.

Our on hand inventory of fertilizer products has price risk related to changes in energy prices. Our total fertilizer inventories on hand were approximately $104.1 million, $120.5 million and $80.1 million as of November 27, 2005, February 27, 2005 and November 28, 2004, respectively. Of our total fertilizer inventory approximately $45.5 million, $64.1 million and $44.6 million as of November 27, 2005, February 27, 2005 and November 28, 2004 were considered by the fertilizer industry to be nitrogen based and therefore price sensitive to the price of natural gas. Natural gas is the key ingredient in the manufacture of these products. While a direct relationship cannot be established due to alternative sources of fertilizer products, such as imports, or substitute products, price risk does exist.

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

Date: January 11, 2006

UNITED AGRI PRODUCTS, INC. (Registrant)

By:	/s/ David W. Bullock
David W. Bullock Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory on behalf of Registrant)